Form 10-Q
period 1996-06-30
BANCFIRST OHIO CORP
filed 1996-08-14
CIK 868572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                    Commission File Number        0-18840

                              BancFirst Ohio Corp.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Ohio                                   31-1294136
- -------------------------------------      ------------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)

                     422 Main Street Zanesville, Ohio 43701
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (614) 452-8444
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes __X__ No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Class                        Outstanding as of August 10, 1996
- -------------------------------------      ------------------------------------
   Common Stock, $10.00 Par Value                       2,976,642


                                   -1 of - 28

                                      INDEX
                              BANCFIRST OHIO CORP.

PART I.  FINANCIAL INFORMATION                                        PAGE NO.

   Item 1.  Financial Statements

      Consolidated Balance Sheet ....................................... 3

      Consolidated Statement of Income ................................. 4-5

      Consolidated Statement of Cash Flows ............................. 6

      Notes to Consolidated Financial Statements ....................... 7-11

   Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operation ..................................................... 12-25


PART II.  OTHER INFORMATION

      Other Information ................................................ 26-27

         Item 1 Legal Proceedings
         Item 2 Changes in Securities
         Item 3 Defaults upon Senior Securities
         Item 4 Submission of Matters to a Vote
                of Security Holders
         Item 5 Other Information
         Item 6 Exhibits and Reports on Form 8-K
               (a) Exhibits on Item 601 of Regulation S-K
               (b) Reports on Form 8-K

      Signatures ....................................................... 28

                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                              BANCFIRST OHIO CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                    (dollars in thousands, except share data)

                                                               June 30           December 31
                                                                1996                1995
                                                              ---------          -----------
         ASSETS:

Cash and due from banks                                       $  19,317           $  14,102
Federal funds sold                                                  326               2,600
  Securities held-to-maturity, at amortized cost
      (approximate fair value of
      $8,583 and $8,548 in 1996
      and 1995, respectively)                                     8,542               8,392
  Securities available-for-sale, at fair value                  160,502             169,860
                                                              ---------           ---------
      Total securities                                          169,044             178,252
                                                              ---------           ---------
  Loans, net of unearned income                                 282,943             268,818
  Allowance for possible loan losses                             (3,544)             (3,307)
                                                              ---------           ---------
      Net loans                                                 279,399             265,511
                                                              ---------           ---------
Bank premises and equipment, net                                  4,612               4,120
Accrued interest receivable                                       3,397               3,458
Other assets                                                      4,187               8,386
                                                              ---------           ---------

      Total assets                                            $ 480,282           $ 476,429
                                                              =========           =========
         LIABILITIES:

Deposits:
      Noninterest-bearing deposits                            $  42,171           $  41,835
      Interest-bearing deposits                                 316,568             306,710
                                                              ---------           ---------
         Total deposits                                         358,739             348,545
Short-term borrowings                                             1,199               7,400
Long-term borrowings                                             66,525              66,735
Accrued interest payable                                          1,547               1,261
Other liabilities                                                 1,780               2,478
                                                              ---------           ---------
      Total liabilities                                         429,790             426,419
                                                              ---------           ---------

         SHAREHOLDERS' EQUITY:

  Common stock, $10 par value, 7,500,000
      shares authorized, and 3,033,919 shares issued             30,340              30,340
  Capital in excess of par value                                  6,922               6,889
  Retained earnings                                              14,943              13,022
  Unrealized holdings gains (losses) on securities
   available -for-sale, net                                        (580)                942
  Treasury stock, 60,465 and 62,923
   shares, at cost, in 1996 and 1995, respectively               (1,133)             (1,183)
                                                              ---------           ---------
  Total shareholders' equity                                     50,492              50,010
                                                              ---------           ---------

      Total liabilities and shareholders' equity              $ 480,282           $ 476,429
                                                              =========           =========

The accompanying notes are an integral part of the financial statements.

                              BANCFIRST OHIO CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                             (dollars in thousands)

                                               Three Months Ended           Six Months Ended
                                                     June 30                     June 30
                                                1996         1995          1996          1995
                                               ------       ------       -------       -------
Interest income:
  Interest and fees on loans                   $6,176       $5,609       $12,363       $10,943
  Interest and dividends on securities:
   Taxable                                      2,429        2,246         4,966         4,438
   Tax-exempt                                     330          282           659           548
  Other interest income                            30           33           118            90
                                               ------       ------       -------       -------
     Total interest income                      8,965        8,170        18,106        16,019
                                               ------       ------       -------       -------
Interest expense:
  Time deposits, $100 and over                    790          603         1,500         1,140
  Other deposits                                2,591        2,460         5,259         4,650
  Federal Home Loan Bank Advances                 856          871         1,694         1,715
  Short-term borrowings                           211           31           403            98
                                               ------       ------       -------       -------
     Total interest expense                     4,448        3,965         8,856         7,603
                                               ------       ------       -------       -------
     Net interest income                        4,517        4,205         9,250         8,416

Provision for possible loan losses                318          201           610           402
                                               ------       ------       -------       -------
     Net interest income after provision
      for possible loan losses                  4,199        4,004         8,640         8,014
                                               ------       ------       -------       -------
Other income:
  Trust and custodian fees                        351          313           726           627
  Customer service fees                           432          441           843           888
  Gain on sale of loans                           450          333         1,046           576
  Other                                           202          119           384           229
  Investment securities gains, net                  3           17             3            17
                                               ------       ------       -------       -------
     Total other income                         1,438        1,223         3,002         2,337
                                               ------       ------       -------       -------
Other expense:
  Salaries and employee benefits                1,856        1,701         3,743         3,431
  Net occupancy expense                           182          184           387           367
  Other                                         1,455        1,359         2,750         2,656
                                               ------       ------       -------       -------
     Total other expense                        3,493        3,244         6,880         6,454
                                               ------       ------       -------       -------
  Income before income taxes                    2,144        1,983         4,762         3,987

Provision for federal income taxes                592          581         1,355         1,162
                                               ------       ------       -------       -------
     Net income                                $1,552       $1,402       $ 3,407       $ 2,735
                                               ======       ======       =======       =======

The accompanying notes are an integral part of the financial statements.

                              BANCFIRST OHIO CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                     Three Months Ended                 Six Months Ended
                                                          June 30                            June 30
                                                            1996                               1995
                                                 ---------------------------       ---------------------------
Net income per common share                      $     0.52       $     0.47       $     1.15       $     0.92
                                                 ==========       ==========       ==========       ==========
Weighted average common shares outstanding        2,973,486        2,973,127        2,972,883        2,972,264
                                                 ==========       ==========       ==========       ==========
Cash dividends per common share $                      0.25       $     0.23       $     0.50       $     0.46
                                                 ==========       ==========       ==========       ==========
Total cash dividends paid                        $      743       $      647       $    1,486       $    1,295
                                                 ==========       ==========       ==========       ==========

The accompanying notes are an integral part of the financial statements.

                              BANCFIRST OHIO CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                         Six Months Ended
                                                                              June 30
                                                                      1996               1995
                                                                    --------           --------
Cash flows from operating activities:
  Net income                                                        $  3,407           $  2,735
  Adjustments to reconcile net income to
   net cash provided by operations:
  Depreciation and amortization                                        1,106                989
  Provision for possible loan losses                                     610                402
  Deferred taxes payable                                                (126)                27
  Disposal of other assets, gains                                     (1,046)              (576)
  Decrease (increase) in interest receivable                              61                (34)
  Decrease in other assets                                             4,105              2,615
  Increase in interest payable                                           286                286
  Increase in other liabilities                                          214                959
  FHLB stock dividend                                                   (154)              (380)
                                                                    --------           --------
   Net cash provided by operating activities                           8,463              7,023

Cash flows from investing activities:
  Decrease in short-term borrowings                                   (6,201)           (10,650)
  Increase (decrease) in federal funds sold                            2,274             (4,777)
  Proceeds from maturities of securities held -to-maturity               497              1,913
  Proceeds from maturities and sales of securities
   available-for-sale                                                 26,778             13,812
  Purchase of securities held-to-maturity                               (652)            (3,963)
  Purchase of securities available-for-sale                          (20,061)           (15,137)
  Increase in loans, net                                             (23,449)           (21,314)
  Increase (decrease) in other borrowings                               (210)             4,063
  Purchases of equipment and other assets                               (871)              (275)
  Proceeds from sale of loans and assets                               9,855              6,364
                                                                    --------           --------
   Net cash used in investing activities                             (12,040)           (29,964)

Cash flows from financing activities:
  Net increase in deposits                                            10,194             25,216
  Cash dividends paid                                                 (1,486)            (1,295)
  Sale of treasury stock, net                                             84                 84
                                                                    --------           --------
   Net cash provided by financing activities                           8,792             24,005
                                                                    --------           --------
   Net decrease in cash and due from banks                            12,986              1,064

Cash and due from banks, beginning of period                          14,102             18,831
                                                                    --------           --------
   Cash and due from banks, end of period                           $ 19,317           $ 19,895
                                                                    ========           ========
Supplemental cash flow disclosures:
  Income taxes paid                                                 $  1,305           $  1,085
                                                                    ========           ========
  Interest paid                                                     $  8,570           $  7,317
                                                                    ========           ========

The accompanying notes are an integral part of the financial statements.

                              BANCFIRST OHIO CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of BancFirst Ohio Corp. ("Corporation"), all material adjustments (consisting of only normal recurring adjustments) necessary to a fair statement of the results of operations and changes in financial position have been included. Certain reclassifications have been made to the 1995 consolidated financial statements to conform to the 1996 presentation.

(1)   BASIS OF PRESENTATION:
      The consolidated financial statements include the accounts of BancFirst Ohio Corp. and each of its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

      Effective June 30, 1995, the Corporation completed its acquisition of Bellbrook Bancorp., Inc. ("BBI") whereby Bellbrook Bancorp., Inc. was merged into the Corporation and Bellbrook Community Bank became a separate, wholly owned subsidiary of the Corporation. In connection with the transaction, the Corporation issued approximately 159,000 common shares. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly all prior financial information has been restated.

      Notes to the financial statements contained in the Corporation's Annual Report to Shareholders and Form 10-K for the year ended December 31, 1995, should be read in conjunction with these financial statements. The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore, do not include all information and footnotes normally required by generally accepted accounting principles.

(2)   INVESTMENT SECURITIES:
      The amortized cost and estimated market value of investment securities are as follows:

                                                   June 30, 1996              December 31, 1995
                                             -----------------------       -----------------------
      Securities Held-for-Investment           Book          Market          Book          Market
      ------------------------------         --------       --------       --------       --------
                                                             (In thousands)
      Other U.S. government agencies         $    311       $    325       $    400       $    407
      State and political subdivisions          7,177          7,204          6,751          6,886
      Mortgage-backed securities                                                121            135
      Other                                     1,054          1,054          1,120          1,120
                                             --------       --------       --------       --------
                                             $  8,542       $  8,583       $  8,392       $  8,548
                                             ========       ========       ========       ========

                                                  June 30, 1996               December 31, 1995
                                             -----------------------       -----------------------
      Securities Available-for-Sale            Book          Market          Book          Market
      -----------------------------          --------       --------       --------       --------
                                                                 (In thousands)
      U.S. treasury securities               $ 13,764       $ 13,914       $ 17,949       $ 18,303
      Other U.S. government agencies           16,874         16,718         11,247         11,390
      State and political subdivisions         18,367         18,429         17,453         17,848
      Mortgage-backed securities              106,634        105,702        116,507        117,043
      Other                                     5,743          5,739          5,276          5,276
                                             --------       --------       --------       --------
                                             $161,382       $160,502       $168,432       $169,860
                                             ========       ========       ========       ========

3)    LOANS AND LEASES BY CATEGORIES:

                                         June 30, 1996     December 31, 1995
                                         -------------     -----------------
                                                   (In thousands)
      Commercial, financial
         and agricultural                 $    113,410       $    107,015
      Real estate - mortgage                   105,353            105,604
      Real estate - construction                 7,737              2,859
      Consumer installment                      56,443             53,340
                                            ----------         ----------
      Total                               $    282,943       $    268,818
                                           ===========        ===========

(4)   ALLOWANCE FOR POSSIBLE LOAN LOSSES:
      The level of the allowance for possible loan and lease losses is based on management's evaluation of the loan portfolio, past loan loss history, and current, as well as anticipated, economic conditions. An analysis of the allowance for possible loan and lease losses follows:

                                           Six Months
                                              Ended           Year Ended
                                         June 30, 1996    December 31, 1995
                                         -------------    -----------------
                                                  (In thousands)
      Balance at beginning
            of period                       $ 3,307            $  3,095
      Additions:
         Provision charged to
            operations                          610                 967
      Deductions:
         Loans charged off                     (496)               (862)
         Loan recoveries                        123                 107
                                            -------            --------
      Net charge-offs                          (373)               (755)
                                            -------            --------
      Balance at end of period              $ 3,544            $  3,307
                                            =======            ========

      On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standard (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". Under this standard, loans considered to be impaired are reduced to the present value of expected future cash flows, and secured loans that are in foreclosure are recorded at the fair value of the underlying collateral securing the loan. The difference between the recorded investment in the loan and the impaired valuation is the amount of impairment. A specific allocation of the allowance for loan losses is assigned to such loans. If these allocations require an increase to the allowance, the increase is reported as bad debt expense. Adopting this standard during the first quarter of 1995 did not require an adjustment to the provision for possible loan losses.

      At June 30, 1996, the Corporation's non-performing loans considered to be impaired under SFAS No. 114 was $122,000 (all of which was on a nonaccrual basis). The related allocation of the allowance for possible loan losses for these impaired loans was $3,000. The average recorded investment in impaired loans for the quarter ended June 30, 1996, was approximately $122,000. For the quarter ended June 30, 1996, the Corporation recognized no interest income on these impaired loans. Interest income of approximately $3,000 would have been recorded on these loans according to the original terms.

      At December 31, 1995, the Corporation had nonperforming loans totaling $801,000, all of which was considered impaired under SFAS No. 114. The Corporation recorded $4,000 in interest income on these loans in 1995. Interest income in the amount of $30,000 would have been recorded on these loans according to the original terms.

5)    LONG-TERM BORROWINGS
      Long-term borrowings as of June 30, 1996, and December 31, 1995, were as follows:

                                                               June 30,    December 31,
             `                                                   1996          1995
                                                               -------       -------
                                                                  (In thousands)
      Term reverse repurchase agreement (5.95%) due 1997       $ 5,000       $ 5,000
      Term reverse repurchase agreement (6.05%) due 1998         5,000         5,000
      Federal Home Loan Bank Advances                           56,525        56,735
                                                               -------       -------
                                                               $66,525       $66,735
                                                               =======       =======

      Minimum annual retirements on long-term borrowings for the next five years consisted of the following:

                                      June 30, 1996         December 31, 1995
                                  ---------------------   --------------------
                                             (Dollars in thousands)

                                  Weighted                Weighted
                                  Average                 Average
        Maturity (Years           Interest    Principal   Interest   Principal
      Ending December 31)           Rate      Repayment     Rate     Repayment
      -------------------         --------    ---------   --------   ---------
         1996                       6.17%     $  9,773      6.17%    $  9,983
         1997                       5.89%       32,991      5.89%      32,991
         1998                       5.86%       10,524      5.86%      10,524
         1999                       5.88%        1,559      5.88%       1,559
         2000                       6.29%          597      6.29%         597
         2001 and thereafter        6.81%       11,081      6.61%      11,081
                                              --------               --------
            TOTAL                   6.10%     $ 66,525      6.08%    $ 66,735
                                              ========               ========

      Federal Home Loan Bank ("FHLB") advances must be secured by eligible collateral as specified by the FHLB. Accordingly, the Corporation has a blanket pledge of its first mortgage loan portfolio as collateral for the advances outstanding, with a required minimum ratio of collateral to advances of 150%. Additionally, the stock of the FHLB owned by the Corporation (book value at June 30, 1996, of $ 4.5 million) is pledged as collateral for these borrowings.

      The Corporation has no commitments to borrow additional funds from the FHLB as of June 30, 1996.

                                     ITEM 2:

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                              BANCFIRST OHIO CORP.
                                   (UNAUDITED)

Selected Financial Data

                                           1996                                    1995
                                -------------------------        ----------------------------------------
                                  June 30        March 31         Dec 31          Sept 30         June 30
                                 --------        --------        --------        --------        --------
                                                        (Dollars in thousands)
NET EARNINGS                     $  1,552        $  1,855           1,639        $  1,838        $  1,402
                                 ========        ========        ========        ========        ========
AVERAGE CONSOLIDATED
  BALANCE SHEET ITEMS:
Loans Less Unearned
  Income                         $279,338        $276,582        $265,665        $266,705        $260,625
Investment Securities             176,403         176,985         176,240         172,261         159,305
Other Earning Assets                1,956           6,918           3,894           4,989           1,837
                                 --------        --------        --------        --------        --------
TOTAL EARNING ASSETS             $457,697        $460,485        $445,799        $443,955        $421,767
Total Assets                     $478,239        $480,885        $466,962        $463,676        $441,049
Deposits                          352,515         356,807         337,242         342,239         343,743
Shareholders' Equity               49,048          49,850          49,608          47,861          46,680
KEY RATIOS:
Average Equity to
  Average Total Assets              10.26%          10.43%          10.62%          10.32%          10.58%
Return on Average
  Total Assets                       1.43%           1.52%           1.39%           1.57%           1.29%
Return on Average Equity            12.69%          14.93%          13.11%          15.24%          12.19%
Net Interest Margin (Fully
  Tax Equivalent)                    4.13%           4.28%           4.36%           4.21%           4.19%

Overview
The reported results of the Corporation primarily reflect the operations of the Corporation's wholly-owned bank subsidiaries ("Bank Subsidiaries"). The Corporation's results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the primary contributor to the Corporation's income is net interest income, which is defined as the difference between the interest the Corporation earns on interest-earning assets, such as loans and securities, and the interest the

Corporation pays on interest-bearing liabilities, such as deposits and borrowings. The Corporation's operations are also affected by non-interest income, such as checking account and trust fees and gains from sales of loans. The Corporation's principal operating expenses, aside from interest expense, consist of salaries and employee benefits, occupancy costs, federal deposit insurance assessments, and other general and administrative expenses.

On June 30, 1995, the Corporation acquired BBI in a transaction accounted for under the pooling-of-interests method of accounting for business combinations. Accordingly, the Corporation's consolidated financial statements have been restated for the periods prior to the transaction to include BBI.

Comparison of June 30, 1996 and December 31, 1995 Financial Condition

Total assets amounted to $480.3 million at June 30, 1996, as compared to $476.4 million at December 31, 1995, an increase of $3.9 million, or .8%. The increase in assets was funded with deposit growth of $10.2 million and an increase in shareholders' equity of $482,000, and was partially offset by a decrease in FHLB advances and other borrowings of $6.4 million.

Total investment securities decrease by $9.2 million or 5.2%, to $169.0 million. The Corporation's investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate heavy loan demand and possible deposit withdrawals, the Corporation has chosen to classify the majority of its investment securities as available-for-sale. At June 30, 1996, 94.9% of the total investment portfolio was classified as available-for-sale, while those securities which the Corporation intends to hold to maturity represented the remaining 5.1%. This compares to 95.3% and 4.7% classified as available-for-sale and held to maturity, respectively, at December 31, 1995. See "Liquidity and Capital Resources."

Total loans increased $14.1 million, or 5.2%, to $282.9 million at June 30, 1996. This increase was primarily a result of an increase of $6.4 million in the commercial loan portfolio. The increase in commercial loans was due to the Corporation's continued emphasis on small business lending. Residential mortgage loans decreased $251,000 while real estate construction loans increased $4.8 million and consumer loans increased $3.1 million. The overall increase in the loan portfolio was consistent with the Corporation's strategy of increasing assets while adhering to prudent underwriting standards.

Premises and equipment increased $492,000, or 11.9%, to $4.6 million at June 30, 1996. This increase was a direct result of the Corporation's continued expansion of markets and services.

Deposits totaled $358.7 million at June 30, 1996, an increase of $10.2 million, or 2.9%, over the balance at December 31, 1995. The increase resulted from management's marketing efforts and continued growth at newer branch offices. Total interest-bearing deposits accounted for 88.2% of total deposits at June 30, 1996 as compared to 88.0% at December 31, 1995.

Total borrowings decreased $6.4 million to $67.7 million at March 31, 1996, as compared to $74.1 million at December 31, 1995. The majority of this decline resulted from a $6.2 million decrease in short-term borrowings. Based on the lower cost of deposits, management chose to fund a larger portion of its asset growth with deposits as opposed to borrowings.

Asset Quality
The allowance for possible loan losses for the six months ended June 30, 1996, totaled $3.5 million, which represented 1.25% of total loans. This compares to a prior year-end allowance of $3.3 million, or 1.23% of total loans. Year-to-date net loan charge-offs were $373,000, compared to net charge-offs of $309,000 for the same period of the prior year and net charge-offs of $755,000 for the year ended December 31, 1995. Charge-offs have been made in accordance with the Corporation's standard policy and have occurred primarily in the commercial and consumer loan portfolios.

      Allowance for Possible Loan Losses

                                                  1996                                            1995
                                      ---------------------------         ---------------------------------------------
                                       June 30           March 31           Dec 31           Sept 30           June 30
                                      ---------         ---------         ---------         ---------         ---------
                                                                    (Dollars in thousands)
      Balance at Beginning
        of Period                     $   3,406         $   3,307         $   3,180         $   3,188         $   3,199
      Provision for Possible
        Loan Losses                         318               292               359               206               201
      Loans Charged Off                    (241)             (255)             (270)             (237)             (242)
      Recoveries of Loans
        Previously Charged Off               61                62                38                23                30
                                      ---------         ---------         ---------         ---------         ---------
      Net Charge Offs                      (180)             (193)             (232)             (214)             (212)
                                      ---------         ---------         ---------         ---------         ---------
      Balance at End
        of Period                     $   3,544         $   3,406         $   3,307         $   3,180         $   3,188
                                      =========         =========         =========         =========         =========
      Loans Outstanding               $ 282,943         $ 277,715         $ 268,818         $ 271,165         $ 262,857
      Allowance as a Percentage
        of Loans Outstanding               1.25%             1.23%             1.23%             1.17%             1.21%
      Net Charge Offs to
        Average Loans                      0.06%             0.07%             0.08%             0.08%             0.08%
      Recoveries to Charge
        Offs                              25.31%            24.31%            14.07%             9.70%            12.40%
      Allowance as a Multiple
        of Net Charge Offs                19.69x            17.55x            14.25x            14.86x            15.04x

Non-performing loans totaled $841,000, or 0.3% of total loans, at June 30, 1996, compared to $1.0 million or, 0.4%, at year-end 1995. The following is an analysis of the composition of non-performing loans:

                                               1996                                    1995
                                     ------------------------        ----------------------------------------
                                      June 30        March 31         Dec 31          Sept 30         June 30
                                     --------        --------        --------        --------        --------
                                                             (Dollars in thousands)
      Nonaccrual Loans               $    348        $    846        $    440        $    505        $    177
      Accruing Loans 90 Days
        or More Past Due                  473             493             584             476             247
                                     --------        --------        --------        --------        --------
      Total Non-performing
        Loans                             821           1,339           1,000             981             424
      Other Real Estate Owned              20                              24
                                     --------        --------        --------        --------        --------
      Total Non-performing
        Assets                       $    841        $  1,339        $  1,024        $    981        $    424
                                     ========        ========        ========        ========        ========
      Total Loans Outstanding        $282,943        $277,715        $268,818        $271,165        $262,857
                                     ========        ========        ========        ========        ========
      Non-performing Loans
        to Total Loans                   0.29%           0.48%           0.37%           0.36%           0.16%

      Allowance for possible
        Loan Losses to
        Non-performing Loans           431.67%         254.37%         330.70%         324.16%         751.89%

      Non-performing Assets to
        Total Assets                     0.18%           0.28%           0.22%           0.21%           0.09%

As a percentage of non-performing loans, the allowance for possible loan losses was 431.7% at June 30, 1996, compared to 330.7% at December 31, 1995, and 751.9%
at June 30, 1995. Although used as a general indicator, this percentage is not a primary factor in the determination of the adequacy of the allowance by management. This percentage is somewhat higher than at December 31, 1995, primarily due to a 37.2% decrease in non-performing loans. Total non-performing loans as a percentage of total loans remained relatively low at 0.3% of total loans.

Comparison of Operating Results for the Six Months Ended June 30, 1996 and 1995 NET INCOME
Consolidated net income for the six month period ended June 30, 1996 totaled $3.4 million, or $1.15 per share, compared to consolidated net income of $2.7 million, or $.92 per share, for the same period of 1995. This represents an earnings increase of $700,000, or 25.9%, and $.23, or 25.0%, on a per share basis. On an annualized basis, net income produced a return on average assets of 1.42% and 1.26% for 1996 and 1995, respectively. Increases in net interest income of $834,000 and non-interest income of $665,000 more than offset a $208,000 higher provision for possible loan losses and increases in non-interest expense totaling $426,000.

NET INTEREST INCOME
Net interest income for the first half of 1996 was $9.3 million ($9.6 million on a fully taxed equivalent (FTE) basis), which was an increase of $834,000 or 9.9% ($891,000, or 10.3% on an FTE basis) over the first half of 1995. Net interest income increased as the result of a higher volume in average earning assets. Year-to-date average earning assets totaled $459.1 million compared to 1995 year-to-date average earning assets of $415.9 million, a difference of $43.2 million, or 10.4%. The Corporation has continued to utilize FHLB advances as a means of achieving growth to effectively deploy and utilize its capital. In addition, the Corporation's growth in earning assets was partially funded by strong deposit growth by remaining competitive in its markets.

Net interest margin (NIM) on earning assets is net interest income earned on a fully tax-equivalent basis as a percentage of average earning assets. NIM for the six month period ended June 30, 1996 was 4.21% compared to 4.23% for the six months ended June 30, 1995. During the last year, the Corporation has experienced a migration of deposits from lower cost demand and savings deposits into higher cost time deposits. This resulted in an increase in cost of funds that more than offset increased yields of the loan portfolio.
This negatively impacted net interest margin.

PROVISION FOR POSSIBLE LOAN LOSSES
The Corporation provides as an operating expense an amount necessary to maintain the allowance for possible loan losses at a level sufficient to provide for potential future credit losses. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix and analysis of selected credits are factors that affect judgments concerning the adequacy of the allowance. Actual losses on loans are charged against the allowance provided on the consolidated balance sheet through the provision for possible loan losses. During the first six months of 1996, the provision for possible loan losses was $610,000, compared to a prior year six month provision of $402,000, an increase of $208,000, or 51.7%. The higher provision was a result of strong loan growth in new markets and products for which the Corporation has limited loan loss experience, coupled with a higher level of net charge-offs.

NON-INTEREST INCOME
Non-interest income, excluding net investment securities gains, increased $679,000, or 29.3% over the same period of the prior year. During the first six months of 1996, the Corporation sold approximately $12.4 million of the guaranteed portion of its SBA portfolio into the secondary market, realizing a gain of $1.0 million. This compares to gains of $576,000 on loans sold totaling $7.5 million for the six months ended June 30, 1995.

NON-INTEREST EXPENSE
Non-interest expense for the six months ended June 30, 1996 was $6.9 million compared to $6.5 million for the prior year, which was an increase of approximately $426,000 or 6.6%. Federal Deposit Insurance Corporation ("FDIC") assessment decreased approximately $327,000 or 89.1%. This FDIC expense savings was more than offset by the costs associated with the Corporation's expanded volume of business activities.

The effective federal income tax rate for the first six months of 1996 was 28.5%, compared to a prior year rate of 29.1%.

Comparison of Operating Results for the Three Months Ended June 30, 1996 and
1995
NET INCOME
Consolidated net income for the three months ended June 30, 1996 was $1.6 million, or $.52 on a per share basis, compared to consolidated net income of $1.4 million, or $.47 on a per share basis, for the same period of 1995. This represented an earnings increase of $150,000, or 10.7%, and $.05, or 10.6% on a per share basis. Increases in net interest income of $312,000 and non-interest income of $215,000 were partially offset by a higher provision for possible loan losses of $117,000 and increases in non-interest expense of $249,000.

NET INTEREST INCOME
Net interest income for the second quarter of 1996 was $4.5 million ($4.7 million on a fully tax-equivalent (FTE) basis), which was an increase of $312,000 or 7.4% ($337,000, or 7.8% on an FTE basis) over the same period in 1995. Net interest income increased as a result of a higher volume in average earning assets. Average earning assets for the second quarter totaled $457.7 million compared to 1995 second quarter average earning assets of

$421.8 million, an increase of $35.9 million, or 8.5%. The Corporation's growth in earning assets was partially funded by strong deposit growth.

NIM for the quarter ended June 30, 1996, was 4.13% compared to 4.14% for the second quarter of 1995. While the annualized yield on the loan portfolio has increased approximately 0.17%, the Corporation's cost of deposit funds has increased at a slightly faster rate than interest earning assets. Yields on the investment portfolio have remained relatively stable.

PROVISION FOR POSSIBLE LOAN LOSSES
For the second quarter of 1996, the provision for possible loan losses was $318,000, compared to a prior year second quarter provision of $201,000, an increase of $117,000, or 58.2%. The higher provision was a result of strong loan growth in new markets and products for which the Corporation has limited loan loss experience.

NON-INTEREST INCOME
Non-interest income, excluding net investment securities gains, increased $231,000, or 19.2%, over the same period of the prior year. During the second quarter of 1996, the Corporation sold approximately $3.8 million of the guaranteed portion of its SBA portfolio into the secondary market, realizing a gain of $450,000. This compared to 1995 quarterly gains of $333,000 on loans sold totaling $3.1 million.

NON-INTEREST EXPENSE
Non-interest expense for the quarter ended June 30, 1996 was $3.5 million compared to $3.2 million for the corresponding period of the prior year, which was an increase of approximately $300,000 or 9.4%. FDIC assessments decreased approximately $145,000. This FDIC expense savings was more than offset by the cost associated with the Corporation's expanded volume of business activities.

The effective federal income tax rate for the second quarter of 1996 was 27.6%, compared to a prior year rate of 29.3%.

Liquidity and Capital
The Corporation's principal source of satisfying short-term liquidity needs comes from cash, due from banks and federal funds sold. These sources constituted 3.9% of average total assets for the first six months of 1996, compared to 3.6% for the same period of 1995. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. The investment portfolio serves as an additional source of liquidity for the Corporation. At June 30, 1996, held-to-maturity securities with a book value of $1.1 million, and available-for-sale securities with a market value of $10.8 million, were scheduled to mature within one year. In total, this represented 7.0% of the investment portfolio and 2.5% of quarter-end total assets. Securities with a market value of $160.5 million were classified as available-for-sale as of June 30, 1996. This represents 95.0% of the total investment portfolio. These securities were carried at fair market value and were classified as available-for-sale to provide for flexibility in managing net interest margin, interest rate risk, and liquidity. Cash flows from operating activities amounted to $8.5 million and $7.0 million for the six months ended June 30, 1996 and 1995, respectively.

The Corporation's subsidiary banks are members of the FHLB. Membership provides an opportunity to enhance shareholder value through the utilization of FHLB advances to control the bank's cost of funds by providing alternative funding sources, to provide flexibility in the management of interest rate risk through the wide range of available funding sources, to manage liquidity via immediate access to such funds, and to provide flexibility through utilization of customized funding products to fund various loan and investment products and strategies.

Shareholders' equity at June 30, 1996 was $50.5 million, compared to shareholders' equity of $50.0 million at December 31, 1995, an increase of $482,000, or 1.0%. Statement of Financial Accounting Standards No. 115 requires that certain debt and equity instruments held as available-for-sale must be marked to their market value. This standard had a negative impact on equity for the first half of 1996, but had a positive impact on equity at December 31, 1995. This change in the impact on equity is attributable to changes in interest rates. At June 30, 1996, securities with a book value of $161.4 million were recorded at their fair value of $160.5 million, which resulted in a negative after-tax equity adjustment of $580,000, a decline of $1.5 million since December 31, 1995. Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At June 30, 1996, the Company had a total risk capital ratio of 17.94%, of which 17.91% consisted of Tier 1 capital. The leverage ratio for the Corporation at June 30, 1996, was 10.62%. These ratios were 18.89%, 17.70%, and 10.49%, respectively at December 31, 1995. Consummation of the pending acquisition discussed below will significantly reduce the capital ratios of the Corporation.

Cash dividends declared to shareholders of the Corporation totaled $1,486,000, or $.50 per share, during the first half of 1996. This compared to dividends of $1,294,000, or $.46 per share, for the same period of the prior year. Cash dividends paid as a percentage of net income amounted to 43.6% and 47.3% for the first six months of 1996 and 1995, respectively.

Considering the Corporation's capital adequacy, profitability, and reputation, the available liquidity sources and the anticipated funding sources for the currently contemplated acquisition are considered by management to be adequate to meet current and projected needs. The Corporation is not aware of any current specific recommendations by regulatory authorities which, if implemented, would have a material effect on its liquidity.

BancFirst's Board of Directors and management have identified various corporate, business and financial objectives. One such objective is growth of the organization through the acquisition of banks and/or savings and loan associations to, among others: increase the opportunity for quality earning asset growth, deposit generation and fee-based income opportunities; diversify the earning assets portfolio and core deposit base through expansion into new geographic markets; and improve the potential profits from its combined operations through economies of scale. In furtherance of such objectives, BancFirst intends to continue its pursuit of business combinations which fit its strategic objective of growth, diversification and market expansion.

BancFirst continues to explore opportunities to acquire banks and holding companies permitted by the Bank Holding Company Act of 1956. Discussions are on-going related to the acquisition of certain banks and/or bank holding companies. As of the date of this report, except for the agreement to acquire the stock of County Savings Bank, such discussions have not resulted in an agreement for acquisition. It is not presently known whether, or on what terms, such discussions will result in further acquisitions. BancFirst's acquisition strategy is flexible in that it does not require BancFirst to effect specific acquisitions so as to enter certain markets or to attain specified growth levels. Rather than being market driven or size motivated, BancFirst's acquisition and growth strategy, which is focused on financial institutions located within the State of Ohio and surrounding area, reflects BancFirst's willingness to consider potential acquisitions wherever and whenever such opportunities arise based on the then-existing market conditions and other circumstances. Financial institutions to be acquired should be of sufficient size to support and justify having management of a caliber capable of making lending and other management decisions at the local level under the BancFirst operating philosophy. Following the consummation of the pending acquisition of County Savings Bank, the Corporation expects any acquisition in the foreseeable future would need to be structured as a stock exchange.

On August 9, 1996, the Corporation received notification that the Securities Exchange Commission ordered effective the Corporation's registration statement for the sale of 1,000,000 shares (1,150,000 if the underwriters over-allotment is exercised) of its common stock at an initial offering price of $28.00 per share, with estimated net proceeds of $25.9 million ($29.8 million if the underwriters' over-allotment option is exercised). The offering is expected to close on August 14, 1996. The Corporation anticipates closing the acquisition of County Savings Bank as soon as practicable after the close of the offering. Although the registration is effective, the necessary approvals have been attained, all material conditions have been satisfied and an underwriting agreement has been signed, there can be no assurance that either the offering or the acquisition of County Savings Bank will close.

Pending Acquisition and Negotiations
As previously disclosed, on March 27, 1996, the Corporation entered into a Stock Purchase Agreement to acquire all of the outstanding capital stock of County Savings Bank. The Corporation has agreed to a purchase price, payable in cash, of approximately $47.8 million, subject to adjustment. The acquisition has received the necessary regulatory approvals. The Corporation intends to fund the purchase price with cash from operations, proceeds from the sale of an equity offering discussed above and the proceeds from a $15.0 million loan. If the acquisition is consummated, the Corporation believes that its capitalization and/or liquidity could be significantly changed; however, the Corporation cannot predict the extent of any such change. In addition, the acquisition could significantly change the future results of operations of the Corporation, but the extent and manner of any such change cannot be predicted.

The Corporation is in negotiations to acquire a financial institution with total assets of approximately $60 million. If these negotiations result in a definitive agreement, it is anticipated that it will be structured as a merger with the shareholders of the institution receiving shares of the Corporation's Common Stock, and will be subject to the approval of certain regulatory agencies and the shareholders of the institution. It is not presently known whether, or on what terms, these negotiations will result in an acquisition of such institution by the Corporation.

New Accounting Pronouncements and Regulatory Matters
The Financial Accounting Standards Board (FASB) recently released Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights". SFAS No. 122 statement provides guidance on accounting for originated mortgage servicing rights and purchased mortgage servicing rights related to normal servicing (this statement does not change the accounting guidance relative to excess servicing). This statement must be applied prospectively for fiscal years beginning after December 15, 1995, to transactions in which an enterprise sells or securities mortgage loans with servicing rights retained. The Corporation adopted SFAS No. 122 January 1, 1996. The impact of the Corporation implementing SFAS No. 122 was not significant.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults upon Senior Securities

           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           On May 7, 1996, the Corporation held its Annual Meeting of Shareholders, the results of which follows:

           1. Election of three Class III directors:

                                                                    Votes Against,
                                                                     Abstaining,
                                                                     Withheld, or
           Name                     Term       Votes For           Broker Non-Votes
           ----                     ----       ---------           ----------------
           Milman H. Linn         3 Years      1,622,621                 2,273
           John W. Straker, Jr.   3 Years      1,622,621                 2,273
           Lynn H. Willett        3 Years      1,622,621                 2,273

                  Election of one Class I director:

                                                                    Votes Against,
                                                                     Abstaining,
                                                                     Withheld, or
           Name                    Term        Votes For           Broker Non-Votes
           ----                    ----        ---------           ----------------
           Philip E. Burke        1 Year       1,622,621                 2,273

           2. To approve and ratify the appointment of Coopers & Lybrand, L.L.P. as independent auditors for the fiscal year ending December 31, 1996:
                  (Approved)

                                                   Abstaining/
                   Votes for       Withheld     Broker Non-Votes
                   1,595,842       1,306             27,586

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits on Item 601 of Regulation S-K

                  Exhibit 11: Computation of Per Share Earnings

                                                         Six Months Ended
                                                              June 30
                                                  ------------------------------
                                                     1996                1995
                                                  ----------          ----------
           Gross Weighted Average Common
              Shares Outstanding                   3,034,092           3,034,092
           Weighted Average Treasury
              Shares Outstanding                      61,209              61,828
                                                  ----------          ----------
           Net Weighted Average Common
              Shares Outstanding                   2,972,883           2,972,264
                                                  ==========          ==========
           Net Income                             $3,407,000          $2,735,000
                                                  ==========          ==========
           Net Income Per Common Share            $     1.15          $      .92
                                                  ==========          ==========

           (b) Reports on Form 8-K
               A current report on Form 8-K dated May 1, 1996, reporting "Item
               5. Other Events." was filed during the quarter in which this quarterly report is filed, in connection with Gary N. Fields' election as President and Chief Executive Officer of the Corporation.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BancFirst Ohio Corp.
                                     (Registrant)

Date ____________________________    (Signed) /s/ Gary N. Fields
                                     -------------------------------------------
                                     Gary N. Fields
                                     President and
                                     Chief Executive Officer



Date ____________________________    (Signed) /s/ James H. Nicholson
                                     -------------------------------------------
                                     James H. Nicholson
                                     Secretary and Treasurer
                                     (Principal Financial and Accounting
                                     officer)