Form 10-Q
period 1996-09-30
BANCFIRST OHIO CORP
filed 1996-11-14
CIK 868572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    --------------------------

                         Commission File Number  0-18840
                                                ----------

                              BancFirst Ohio Corp.
                              --------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                          31-1294136
              ----                                          ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                     422 Main Street Zanesville, Ohio 43701
                     --------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (614) 452-8444
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                            -------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes X  No
                                            ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                           Outstanding as of November 12, 1996
             -----                           -----------------------------------
 Common Stock, $10.00 Par Value                           3,980,163



                                   -1 of - 24

                                      INDEX
                              BANCFIRST OHIO CORP.



PART I.  FINANCIAL INFORMATION                                       PAGE NO.
-------  ---------------------                                       --------

     Item 1.  Financial Statements

         Consolidated Balance Sheet .................................... 3

         Consolidated Statement of Income .............................. 4-5

         Consolidated Statement of Cash Flows .......................... 6

         Notes to Consolidated Financial Statements .................... 7-9

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operation ................................................ 10-21


PART II.  OTHER INFORMATION
---------------------------

         Other Information ............................................. 22-23

              Item 1. Legal Proceedings
              Item 2. Changes in Securities
              Item 3. Defaults upon Senior Securities
              Item 4. Submission of Matters to a Vote
                      of Security Holders
              Item 5. Other Information
              Item 6. Exhibits and Reports on Form 8-K
                      (a) Exhibits on Item 601 of Regulation S-K
                      (b) Reports on Form 8-K

         Signatures.....................................................   24


                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                              BANCFIRST OHIO CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                    (dollars in thousands, except share data)

                                                       September 30  December 31
              ASSETS:                                       1996         1995
                                                        -----------    ---------

Cash and due from banks                                 $    18,153    $  14,102
Federal funds sold                                            2,951        2,600
   Securities held-to-maturity, at amortized cost
         (approximate fair value of
         $48,280 and $8,548 in 1996
         and 1995, respectively)                             48,877        8,392
   Securities available-for-sale, at fair value             226,734      169,860
                                                        -----------    ---------
         Total securities                                   275,611      178,252
                                                        -----------    ---------
   Loans, net of unearned income                            709,616      268,818
   Allowance for possible loan losses                        (6,532)      (3,307)
                                                        -----------    ---------
         Net loans                                          703,084      265,511
                                                        -----------    ---------
Bank premises and equipment, net                              8,161        4,120
Accrued interest receivable                                   6,658        3,458
Intangible assets                                            14,362
Other assets                                                  7,482        8,386
                                                        -----------    ---------

         Total assets                                   $ 1,036,462    $ 476,429
                                                        ===========    =========

              LIABILITIES:

Deposits:
         Non-interest-bearing deposits                  $    50,735    $  41,835
         Interest-bearing deposits                          663,754      306,710
                                                        -----------    ---------
              Total deposits                                714,489      348,545
Short-term borrowings                                       153,631        7,400
Long-term borrowings                                         81,418       66,735
Accrued interest payable                                      2,337        1,261
Other liabilities                                             9,010        2,478
                                                        -----------    ---------

         Total liabilities                                  960,885      426,419
                                                        -----------    ---------

              SHAREHOLDERS' EQUITY:

   Common stock, $10 par value, 7,500,000
         shares authorized, 4,033,919  and 3,033,919
         shares issued in 1996 and 1995, respectively        40,340       30,340
   Capital in excess of par value                            22,781        6,889
   Retained earnings                                         13,995       13,022
   Unrealized holdings gains (losses) on securities
     available-for-sale, net                                   (463)         942
   Treasury stock, 57,263 and 62,923
     shares, at cost, in 1996 and 1995, respectively         (1,076)      (1,183)
                                                        -----------    ---------
   Total shareholders' equity                                75,577       50,010
                                                        -----------    ---------

         Total liabilities and shareholders' equity     $ 1,036,462    $ 476,429
                                                        ===========    =========


The accompanying notes are an integral part of the financial statements.

                              BANCFIRST OHIO CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                                 (In thousands)

                                                     Three Months Ended                  Nine Months Ended
                                                        September 30                       September 30
                                                    1996               1995             1996             1995
                                                ------------      ------------     ------------      ------------
Interest income:
   Interest and fees on loans                 $       10,826    $        5,879   $       23,189    $       16,822
   Interest and dividends on securities:
     Taxable                                           3,498             2,583            8,464             7,021
     Tax-exempt                                          344               283            1,003               831
   Other interest income                                  97                55              215               145
                                                ------------      ------------     ------------      ------------
       Total interest income                          14,765             8,800           32,871            24,819
                                                ------------      ------------     ------------      ------------

Interest expense:
   Time deposits, $100 and over                        1,159               649            2,659             1,789
   Other deposits                                      4,764             2,622           10,023             7,272
   Federal Home Loan Bank advances                     1,817               874            3,511             2,589
   Short-term borrowings                                 413               165              816               263
                                                ------------      ------------     ------------      ------------
       Total interest expense                          8,153             4,310           17,009            11,913
                                                ------------      ------------     ------------      ------------

       Net interest income                             6,612             4,490           15,862            12,906

Provision for possible loan losses                       316               206              926               608
                                                ------------      ------------     ------------      ------------

       Net interest income after provision
         for possible loan losses                      6,296             4,284           14,936            12,298
                                                ------------      ------------     ------------      ------------

Other income:
   Trust and custodian fees                              334               314            1,060               941
   Customer service fees                                 466               448            1,309             1,336
   Gain on sale of loans                                 448               558            1,494             1,134
   Other                                                 330               132              684               361
   Investment securities gains, net                       36                63               39                80
                                                ----------------  ------------     ------------      ------------
       Total other income                              1,584             1,515            4,586             3,852
                                                ------------      ------------     ------------      ------------

Other expense:
   Salaries and employee benefits                      2,768             1,697            6,511             5,128
   Net occupancy expense                                 339               189              726               556
   Other                                               4,856             1,238            7,606             3,894
                                                ------------      ------------     ------------      ------------
       Total other expense                             7,963             3,124           14,843             9,578
                                                ------------      ------------     ------------      ------------

   Income (loss) before income taxes                     (83)            2,675            4,679             6,572

Provision (benefit) for federal income
       taxes                                            (129)              837            1,226             1,999
                                                ------------      ------------     ------------      ------------

       Net income                             $           46    $        1,838   $        3,453    $        4,573
                                               =============     =============    =============     =============



The accompanying notes are an integral part of the financial statements.

                              BANCFIRST OHIO CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)


                                                     Three Months Ended                  Nine Months Ended
                                                        September 30                       September  30
                                                    1996              1995             1996              1995
                                              --------------    --------------   --------------    ----------

Net income per common share                   $         0.01    $         0.62   $         1.10    $         1.54
                                               =============     =============    =============     =============

Weighted average common shares
outstanding                                            3,487             2,975            3,146             2,973
                                                ============      ============     ============      ============

Cash dividends per common share               $         0.25    $         0.23   $         0.75    $         0.69
                                               =============     =============    =============     =============

Total cash dividends paid                     $          994    $          679   $        2,480    $        1,973
                                               =============     =============    =============     =============







The accompanying notes are an integral part of the financial statements.

                              BANCFIRST OHIO CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                                   Nine Months Ended
                                                                                     September 30
                                                                            1996                   1995
                                                                      ----------------          -------------
Cash flows from operating activities:
   Net income                                                         $          3,453          $      4,573
   Adjustments to reconcile net income to
     net cash provided by operations:
   Depreciation and amortization                                                 1,758                 1,510
   Provision for possible loan losses                                              926                   608
   Deferred taxes payable                                                         (126)                  281
   Disposal of other assets, gains                                              (1,496)               (1,129)
   Decrease (increase) in interest receivable                                        9                  (772)
   Decrease in other assets                                                      4,531                 2,419
   Increase in interest payable                                                    475                   573
   Increase in other liabilities                                                 3,538                   989
   FHLB stock dividend                                                            (154)                 (235)
                                                                      ----------------          -------------
     Net cash provided by operating activities                                  12,914                 8,817

Cash flows from investing activities:
   (Increase) decrease in federal funds sold                                      (351)                1,726
   Proceeds from maturities of securities held-to-maturity                        788                10,693
   Proceeds from maturities and sales of securities
     available-for-sale                                                         47,188                19,918
   Purchase of securities held-to-maturity                                        (663)               (5,703)
   Purchase of securities available-for-sale                                   (28,422)              (45,483)
   Increase in loans, net                                                      (32,324)              (33,188)
   Purchase of loans                                                            (9,914)
   Acquisition of County Savings Bank, net of cash acquired                    (43,907)
   Purchases of equipment and other assets                                      (1,403)               (1,048)
   Proceeds from sale of loans and assets                                       15,131                10,124
                                                                      ----------------          ------------
     Net cash used in investing activities                                     (53,877)              (42,961)

Cash flows from financing activities:
   Net proceeds from issuance of common stock                                   25,824
   Increase in short-term borrowings                                             5,424                 2,150
   Increase (decrease) in other borrowings                                        (317)                3,962
   Proceeds from acquisition debt                                               15,000
   Net increase in deposits                                                      1,388                27,037
   Cash dividends paid                                                          (2,480)               (1,973)
   Gain (loss) on Sale (purchase)of treasury stock, net                            175                  (111)
                                                                      ----------------          -------------
     Net cash provided by financing activities                                  45,014                31,065
                                                                      ----------------          ------------

     Net increase (decrease) in cash and due from banks                          4,051                (3,079)

Cash and due from banks, beginning of period                                    14,102                18,831
                                                                      ----------------          ------------

     Cash and due from banks, end of period                         $           18,153        $       15,752
                                                                     =================         =============

Supplemental cash flow disclosures:
   Income taxes paid                                                $            2,005        $        1,597
                                                                     =================         =============
   Interest paid                                                    $           14,786        $       11,340
                                                                     =================         =============



The accompanying notes are an integral part of the financial statements

                              BANCFIRST OHIO CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of BancFirst Ohio Corp. ("Company"), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995 for additional disclosures, including a summary of the Company's accounting policies. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 1995 consolidated financial statements to conform to the 1996 presentation.

1)       BASIS OF PRESENTATION:

         The consolidated financial statements include the accounts of the Company and each of its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

         On August 14, 1996, the Company acquired County Savings Bank ("County") in a transaction accounted for under the purchase method of accounting for business combinations. Accordingly, the Company's consolidated financial statements include the operating results of County from the date of acquisition. At the time of acquisition, County had approximately $554 million in total assets, $411 million in loans and $365 million in total deposits. The Company also recorded goodwill and other intangible assets of $14.5 million as a result of the application of purchase accounting. Funding for the acquisition was provided by proceeds from the issuance of 1 million shares of common stock, $15 million of bank borrowings and approximately $7 million of available cash.

         The following summarizes the pro-forma results of operations for the nine months ended September 30, 1996 and 1995 as if County had been acquired at the begining of each period presented:

                           Nine Months Ended September 30,
                                 1996         1995
                                 ----         ----
         Net Interest income   $24,414      $22,456
         Net Income            $ 4,604      $ 6,271
         Net Income per share     1.16        $1.58


2)       INVESTMENT SECURITIES:

         The amortized cost and estimated market value of investment securities are as follows:

                                                            September 30, 1996            December 31, 1995
                                                         --------------------------  --------------------------
         Securities Held-to-Maturity                          Book        Market         Book         Market
         ---------------------------                     ------------  ------------  ------------  ------------
                                                                             (In thousands)
         Other U.S. government agencies                  $      2,206  $      2,205  $        400  $        407
         State and political subdivisions                       7,173         7,239         6,751         6,886
         Mortgage-backed and related
              securities                                       36,603        36,856           121           135
         Other                                                  2,895         1,980         1,120         1,120
                                                           ----------    ----------    ----------    ----------
                                                         $     48,877  $     48,280  $      8,392  $      8,548
                                                          ===========   ===========   ===========   ===========

                                                            September 30, 1996            December 31, 1995
                                                         --------------------------  --------------------------
         Securities Available-for-sale                        Book        Market         Book         Market
         -----------------------------                   ------------  ------------  ------------  ------------
                                                                             (In thousands)
         U.S. treasury securities                        $     13,744  $     13,870  $     17,949  $     18,303
         Other U.S. government agencies                        15,850        15,688        11,247        11,390
         State and political subdivisions                      16,444        16,577        17,453        17,848
         Mortgage-backed and related
              securities                                      167,597       167,004       116,507       117,043
         Other                                                 13,595        13,595         5,276         5,276
                                                           ----------    ----------    ----------    ----------
                                                         $    227,230  $    226,734  $    168,432  $    169,860
                                                          ===========   ===========   ===========   ===========



3)       LOANS AND LEASES BY CATEGORIES:

                                                             September 30, 1996        December 31, 1995
                                                         --------------------------  ----------------------
                                                                             (In thousands)
         Commercial, financial
              and agricultural                               $          295,961          $          107,015
         Real estate - mortgage                                         329,925                     105,604
         Real estate - construction                                      11,359                       2,859
         Consumer installment                                            72,371                      53,340
                                                               ----------------            ----------------
         Total                                               $          709,616          $          268,818
                                                              =================           =================

4)       LONG-TERM BORROWINGS

         Long-term borrowings as of September 30, 1996 and December 31, 1995 were as follows:


                                                                          September 30,      December 31,
                                                                              1996               1995
                                                                        ---------------     --------------
                                                                                   (In thousands)
         Term reverse repurchase agreement (5.95%) due 1997                       5,000     $        5,000
         Term reverse repurchase agreement (6.05%) due 1998                       5,000              5,000
         Federal Home Loan Bank Advances                                         56,418             56,735
         Term debt with a Financial Institution (LIBOR + 1.35%)                  15,000
                                                                        ---------------     --------------
                                                                        $        81,418     $       66,735
                                                                        ===============     ==============


         Minimum annual retirements on long-term borrowings for the next five years consisted of the following:

                                                       September 30, 1996                  December 31, 1995
                                                --------------------------------   -------------------------
                                                                      (Dollars in thousands)

                                                   Weighted                          Weighted
                                                   Average                           Average
         Maturity (Years                           Interest         Principal        Interest         Principal
         Ending December 31)                       Rate             Repayment        Rate             Repayment
         -------------------                    --------------   ---------------   --------------  -------------
              1996                                   6.14%         $ 6,109             6.17%       $    9,983
              1997                                   5.89%          32,954             5.89%           32,991
              1998                                   5.95%          11,734             5.86%           10,524
              1999                                   6.35%           7,516             5.88%            1,559
              2000                                   6.69%           3,051             6.29%              597
              2001 and thereafter                    6.81%          20,054             6.61%           11,081
                                                                   -------                         ----------
                  TOTAL                              6.22%         $81,418             6.08%       $   66,735
                                                                   =======                         ==========


         Federal Home Loan Bank ("FHLB") advances must be secured by eligible collateral as specified by the FHLB. Accordingly, the Company has a blanket pledge of its first mortgage loan portfolio as collateral for the advances outstanding, with a required minimum ratio of collateral to advances of 150%. Additionally, the stock of the FHLB owned by the Company (book value at September 30, 1996 of $12.3 million) is pledged as collateral for these borrowings.

         The Company has no commitments to borrow additional funds from the FHLB as of September 30, 1996.

                                     ITEM 2:

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                              BANCFIRST OHIO CORP.

For a comprehensive understanding of the Company's financial condition and performance, this discussion should be considered in conjunction with the Company's Consolidated Financial Statements, accompanying notes, and other information contained elsewhere herein.

SELECTED FINANCIAL DATA:
                                                   For the Three Months            At or For the Nine Months
                                                   Ended September 30,                Ended September 30,
                                                 1996             1995              1996             1995
                                            -----------       ----------        ----------       -----------
                                                      (Dollars in thousands, except per share data)
Statement of Income Data:
  Interest income                          $     14,765      $     8,800       $    32,871      $     24,819
  Interest expense                                8,153            4,310            17,009            11,913
                                            -----------       ----------        ----------       -----------
  Net interest income                             6,612            4,490            15,862            12,906
  Provision for possible loan losses                316              206               926               608
  Non-interest income                             1,584            1,515             4,586             3,852
  Non-interest expense                            7,963            3,124            14,843             9,578
                                            -----------       ----------        ------------     -----------
  Income (loss) before income taxes                 (83)           2,675             4,679             6,572
  Provision (benefit)for federal income tax        (129)             837             1,226             1,999
                                             ----------       ----------        ------------     -----------
  Net income                               $         46      $     1,838       $     3,453      $      4,573
                                            ===========       ==========        ==========       ===========

Per Share Data:
  Net income                               $       0.01      $      0.62       $      1.10   $          1.54
  Dividends                                        0.25             0.23              0.75              0.69
  Book value                                                                         19.02             16.31
  Tangible book value                                                                15.40             16.31

Balance Sheet Data:
  Total assets                                                                 $ 1,036,462      $    469,302
  Loans                                                                            709,616           271,165
  Allowance for possible loan losses                                                 6,532             3,180
  Securities                                                                       275,611           173,550
  Goodwill and other intangible assets                                              14,362                 0
  Deposits                                                                         714,489           347,873
  Borrowings                                                                       235,049            69,637
  Shareholders' equity                                                              75,577            48,524

Performance Ratios:(2)
  Return on average assets                         0.02  %          1.57  %           0.80  %           1.37 %
  Return on average equity                         0.29  %         15.24  %           8.54  %          13.03 %
  Net interest margin                              3.61  %          4.19  %           3.95  %           4.22 %
  Interest rate spread                             3.03  %          3.46  %           3.29  %           3.51 %
  Non-interest income to average assets            0.81  %          1.30  %           1.06  %           1.16 %
  Non-interest expense to average assets           4.09  %          2.67  %           3.43  %           2.88 %
  Efficiency ratio(1)                             63.13  %         52.57  %          58.95  %          57.43 %

Asset Quality Ratios:
  Nonperforming loans to total loans                                                  0.25  %           0.36 %
  Nonperforming assets to total assets                                                0.23  %           0.21 %
  Allowance for possible loan losses to
    total loans                                                                       0.92  %           1.17 %
  Allowance for possible loan losses to
    nonperforming loans                                                                366  %            324 %
  Net charge-offs to average loans(2)              0.15  %          0.32  %           0.21  %           0.27 %

Capital Ratios:
  Shareholders' equity to total assets                                                7.29  %          10.34 %
  Tier 1 capital to total assets                                                      6.03  %          10.97 %
  Tier 1 capital to risk-weighted assets                                             10.08  %          18.19 %

(1) THE EFFICIENCY RATIO IS EQUAL TO NON-INTEREST EXPENSE (EXCLUDING NON RECURRING CHARGES TOTALING $2,632,000 IN THE 1996 PERIODS) LESS AMORTIZATION OF INTANGIBLE ASSETS DIVIDED BY NET INTEREST INCOME PLUS NON-INTEREST INCOME LESS GAINS OR LOSSES ON SECURITIES TRANSACTIONS.

(2)      RATIOS ARE STATED ON AN ANNUALIZED BASIS.



Overview
--------
         The reported results of the Company primarily reflect the operations of the Company's bank and thrift subsidiaries. The Company's results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the primary contributor to the Company's income is net interest income, which is defined as the difference between the interest the Company earns on interest-earning assets, such as loans and securities, and the interest the Company pays on interest-bearing liabilities, such as deposits and borrowings. The Company's operations are also affected by non-interest income, such as checking account and trust fees and gains from sales of loans. The Company's principal operating expenses, aside from interest expense, consist of salaries and employee benefits, occupancy costs, federal deposit insurance assessments, and other general and administrative expenses.

ACQUISITIONS

         On August 14, 1996, the Company acquired County Savings Bank ("County") in a transaction accounted for under the purchase method of accounting for business combinations. Accordingly, the Company's consolidated financial statements include the operating results of County from the date of acquisition. At the time of acquisition, County had approximately $554 million in total assets, $411 million in loans and $365 million in total deposits. The Company also reported goodwill and other intangible assets of $14.5 million as a result of the application of purchase accounting. Funding for the acquisition was provided by proceeds from the issuance of 1 million shares of common stock, $15 million of bank borrowings and approximately $7 million of available cash.

AVERAGE BALANCES AND YIELDS

         The following table presents, for each of the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and percentage rates, and the net interest margin. Net interest margin is calculated on a fully tax equivalent basis ("FTE"), and refers to net interest income divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. FTE income includes tax exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate. All average balances are daily average balances. Non-accruing loans are included in average loan balances.


                                Three Months Ended September 30,                          Nine Months Ended September 30,
                     ...........1996..........    ...........1995...........   ...........1996..........  ...........1995...........
                     Average            Yield/    Average            Yield/    Average             Yield/  Average           Yield/
                     Balance  Interest  Cost      Balance   Interest  Cost     Balance   Interest   Cost   Balance  Interest Cost
                     -------  --------  ----      -------   --------  ----     -------   --------   ----   -------  -------------
Securities:
   Taxable            $209,417  $ 3,567   6.78%    $149,818  $ 2,583   6.84%    $170,908  $ 8,533   6.67%  $ 140,082 $ 7,021  6.70%
   Tax-exempt           26,268      484   7.33       22,444      428   7.57       25,593    1,482   7.73      21,314   1,259  7.90
                        ------      ---              ------      ---              ------    -----             ------   -----
   Total securities    235,685    4,051   6.84      172,262    3,011   6.93      196,501   10,015   6.81     161,396   8,280  6.86
Loans :
   Commercial          213,295    5,058   9.43      108,190    2,621   9.61      147,512   10,687   9.68     107,983   7,751  9.60
   Real estate         227,143    4,172   7.31      111,323    2,165   7.72      148,899    8,467   7.60     105,265   6,198  7.87
   Consumer             66,666    1,609   9.60       47,192    1,123   9.44       58,488    4,091   9.34      47,122   2,946  8.36
                        ------    -----              ------    -----              ------    -----             ------   -----
   Total loans         507,104   10,839   8.50      266,705    5,909   8.79      354,899   23,245   8.75     260,370  16,895  8.68
Federal funds sold       2,611       34   5.18        4,989       66   5.25        3,824      152   5.31       3,381     145  5.73
                         -----     ----   ----        -----     ----   ----        -----     ----   ----      ------    ----  ----
   Total earning
   assets              745,400   14,924   7.97%     443,956    8,986   8.03%     555,224   33,412   8.04%    425,147  25,320  7.96%
                       -------   ------   ----      -------    -----   ----      -------   ------   ----     -------  ------  ----
Non-interest-earning
assets                  29,031                       19,720                       23,345                      19,697
                        ------                       ------                       ------                      ------
Total assets          $774,431                     $463,676                     $578,569                   $ 444,844
                       =======                      =======                      =======                    ========

Interest-bearing
 deposits:
   Demand and savings
     deposits         $171,592 $1,147   2.66%    $154,594   $1,101   2.83%    $157,350  $ 3,189   2.71%  $ 155,902 $ 3,300  2.83%
   Time deposits       332,079  4,776   5.72      151,142    2,169   5.69      222,402    9,493   5.70     139,570   5,761  5.52
                       -------  -----             -------    -----             -------    -----            -------   -----
   Total               503,670  5,923   4.68      305,736    3,270   4.24      379,752   12,682   4.46     295,472   9,061  4.10
Borrowings             153,994  2,231   5.76       67,507    1,029   6.05       98,156    4,328   5.89      62,234   2,851  6.12
                       -------  -----   ----       ------    -----   ----       ------    -----   ----      ------   -----  ----
   Total interest-
     bearing
     liabilities       657,665  8,154   4.93%     373,243    4,299   4.57%     477,908   17,010   4.75%    357,706  11,912  4.45%
                       -------  -----   ----      -------    -----   ----      -------   ------   ----     -------  ------  ----
   Non-interest-bearing
     deposits           45,432                     36,698                       40,196                      37,820
                        ------                     ------                       ------                      ------
   Total interest-
     bearing
     liabilities and
     non-interest-
     bearing deposits  703,097                    409,941                      518,104                     395,526
Accrued expenses and
   other                 8,390                      5,874                        6,485                       2,397
                         -----                     ------                        -----                      ------
   Total liabilities   711,487                    415,815                      524,589                     397,923
   Shareholders' equity 62,944                     47,861                       53,980                      46,921
                      --------                   --------                     --------                     -------
Total liabilities and
   shareholders'
    equity            $774,431                 $  463,676                   $  578,569                   $ 444,844
                     =========                  =========                    =========                    ========
Net interest income
   and interest rate
    spread                   $  6,770   3.03%               $4,687   3.46%              $16,402   3.29%           $ 13,408  3.51%
                             ========   ====                ======   ====               =======   ====            ========  ====
Net interest margin                     3.61%                        4.19%                        3.95 %                    4.22%.
                                        ====                         ====                         ====                      ====
Average interest-earning
   assets to average
    interest-bearing
    liabilities          113.3 %                      118.9 %                      116.2 %                     118.9 %

(1)      Interest income is on a fully tax equivalent (FTE) basis.


         Rate and Volume Variances. Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table discloses the dollar changes in the Company's net interest income attributable to changes in levels of interest-earning assets or interest-bearing liabilities (volume), changes in average yields on interest-earning assets and average rates on interest-bearing liabilities (rate) and the combined volume and rate effects (total). For the purposes of this table, the change in interest due to both rate and volume has been allocated to volume and rate change in proportion to the relationship of the dollar amounts of the change in each. In general, this table provides an analysis of the effect on income of balance sheet changes which occurred during the periods and the changes in interest rate levels.


                                              THREE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                                                        1996 VS. 1995                                  1995 VS. 1994
                                           VOLUME           RATE            TOTAL          VOLUME          RATE            TOTAL
                                           ------           ----            -----          ------          ----            -----
                                                                               (IN THOUSANDS)
Interest-earning assets:

Securities:
     Taxable                           $      1,008    $        (24)   $        984    $      1,546   $         (34)  $      1,512
     Non-taxable                                 70             (14)             56             249             (26)           223
                                          ---------       ---------       ---------       ---------      ----------      ---------
         Total securities                     1,078             (38)          1,040           1,795             (60)         1,735

Loans:
     Commercial                        $      2,486    $        (49)   $      2,437    $      2,870   $          66   $      2,936
     Real estate                              2,127            (120)          2,007           2,494            (225)         2,269
     Consumer                                   467              19             486             769             376          1,145
                                          ---------       ---------       ---------       ---------      ----------      ---------
         Total loans                          5,080            (150)          4,930           6,133             217          6,350

Fed funds sold                                  (30)             (2)            (32)             18             (11)             7
                                          ---------       ---------       ---------       ---------      ----------      ---------

Total interest-earning assets                 6,128            (190)          5,938           7,946             146          8,092
                                          ---------       ---------       ---------       ---------      ----------      ---------

Interest-bearing liabilities:

Deposits:
     Demand and savings deposits                114             (68)             46              31            (142)          (111)
     Time deposits                            2,596              11           2,607           3,535             197          3,732
                                          ---------       ---------       ---------       ---------      ----------      ---------
         Total interest-bearing
            deposits                          2,710             (57)          2,653           3,566              55          3,621

Borrowings                                    1,253             (51)          1,202           1,590            (113)         1,477
                                          ---------       ---------       ---------       ---------      -----------     ---------

Total interest-bearing
     liabilities                              3,963            (108)          3,855           5,156             (58)         5,098
                                          ---------       ---------       ---------       ---------      -----------     ---------
Net interest income                    $      2,165    $        (82)   $      2,083    $      2,790   $         204   $      2,994
                                        ===========     ===========     ===========     ===========    ============    ===========


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Net Income. Net income for the three months ended September 30, 1996 decreased 97.5% to $46,000, compared to net income of $1.8 million for the three months ended September 30, 1995. Earnings per share in the third quarter of 1996 equaled $0.01, compared to $0.62 for the same period in 1995. Operating results in the third quarter of 1996 include after tax charges of $1.5 million for the one-time special assessment to recapitalize the Savings Association Insurance Fund (SAIF) and $213,000 after tax for restructuring costs anticipated in connection with the consolidation of overlapping operations of the Company's banking and thrift subsidiaries. Net interest income and non-interest income increased 47.3% and 4.6%, respectively, in the three months ended September 30, 1996, as compared to the same period in 1995 while the provision for possible loan losses and non-interest expense increased 53.4% and 154.9%, respectively. The Company's net interest margin decreased to 3.61% for the third quarter of 1996, compared to 4.19% for the same period in 1995, reflecting the lower net interest margin on County's interest-earning assets. Increases in non-interest income resulting from the inclusion of County's operating results and higher levels of fee income were partially offset by lower gains on sales of the guaranteed portion of SBA loans. The provision for possible loan losses increased primarily due to an increase in the loan portfolio as well as a slight increase in loan delinquencies. Non-interest expense increased due to the nonrecurring charges noted above as well as the inclusion of County's operating expenses and higher costs associated with the expansion of trust and other operating activities. The Company's return on average assets and return on average equity were .02% and .29%, respectively, in the third quarter of 1996, compared to 1.57% and 15.24%, respectively, in the third quarter of 1995.

         Interest Income. Total interest income increased 67.8% to $14.8 million for the three months ended September 30, 1996, compared to $8.8 million for the third quarter of 1995. This increase resulted from a $301.4 million, or 67.9%, increase in average interest-earning assets between the two periods. The average balance of loans increased $240.4 million, or 90.1%. These increases resulted primarily from the acquisition of County which contributed $285.2 million of the increase in average earning assets and $218.1 million of the increase in average loans.

         The weighted average yield on interest-earning assets decreased slightly to 7.97% during the three months ended September 30, 1996, compared to 8.03% during the same three month period in 1995. The Company's yield on average loans decreased from 8.79% during the three months ended September 30, 1995 to 8.50% during the three months ended September 30, 1996. This resulted primarily from a slightly lower yield on County's loan portfolio due to a higher portion of such loans consisting of lower yielding residential mortgage loans. Yields on the investment portfolio remained relatively stable, decreasing from 6.93% during the third quarter of 1995 to 6.84% during the third quarter of 1996.

         Interest Expense. Total interest expense increased 89.2% to $8.2 million for the three months ended September 30, 1996, compared to $4.3 million for the three months ended September 30, 1995. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding and due to a higher cost of funds during the third quarter of 1996, as compared to the same period in 1995. The average balance of deposit accounts increased $197.9 million, or 64.7%, from the third quarter in 1995 to the third quarter in 1996. Average interest-bearing liabilities increased 76.2%, from $373.2 million to $657.7 million. These increases also primarily resulted from the acquisition of County which contributed $266.4 million to the increase in average interest-bearing liabilities and $187.4 million to the increase in total deposits.

         The Company's cost of funds increased to 4.93% in the three months ended September 30, 1996 compared to 4.57% in the same period of 1995, primarily due to a higher cost of funds associated with County's interest-bearing liabilities. The cost of funds was also affected by the continued shift by customers into higher yielding certificates of deposit.

         Provision for Possible Loan Losses. The provision for possible loan losses increased 53.4% to $316,000 for the three months ended September 30, 1996, compared to $206,000 in the third quarter of 1995. The increase in the provision for possible loan losses was affected by increases in total loans during the three months ended September 30, 1996 as well as a higher level of nonperforming loans. Total nonperforming loans increased 81.8% to $1.8 million at September 30, 1996, from $981,000 at September 30, 1995, with County adding $540,000 to the 1996 total. The allowance for possible loan losses at September 30, 1996 was $6.5 million, or .92% of total loans and 366.3% of nonperforming loans compared to $3.2 million, or 1.17% of total loans and 324.2% of nonperforming loans at September 30, 1995. Management's estimate of the adequacy of its allowance for possible loan losses is based upon its continuing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix and selected credits are factors that affect judgments concerning the adequacy of the allowance.

         Non-Interest Income. Total non-interest income increased 4.6% to $1.6 million in the three months ended September 30, 1996, compared to $1.5 million in the three months ended September 30, 1995. The increase in 1996 was a result of a $206,000 increase in fee and other income, $88,000 of which was provided by County. This increase was partially offset by a $137,000 decrease in gains on sales of loans and investment securities. During the third quarter of 1996, the Company sold approximately $3.4 million of the guaranteed portion of its SBA loan originations in the secondary market compared to $4.4 million in the third quarter of 1995, realizing gains of $440,000 in 1996, compared to gains of $558,000 1995.

         Customer service fees, representing service charges on deposits and fees from other banking services, increased 4.0% in the third quarter of 1996, to $466,000, from $448,000 in the third quarter of 1995. This increase resulted from fee income contributed by County to the 1996 results. Trust income increased 6.4% to $334,000 in the third quarter of 1996, from $314,000 in the third quarter of 1995. The slight growth in trust and custodian fees resulted primarily from the expansion of the customer base and higher asset values. The $168,000 increase in other income to $300,000 in the third quarter of 1996 compared to $132,000 in the third quarter of 1995 was primarily attributed to County's loan service fee and related income and an increase in net service fee income on SBA loans.

         The following table sets forth the Company's non-interest income for the periods indicated:


                                                THREE MONTHS ENDED                                        NINE MONTHS ENDED
                                                  SEPTEMBER 30,                                            SEPTEMBER 30,
                                          1996                  1995                               1996                  1995
                                    -----------------     -----------------                  -----------------     ----------
Trust and custodian fees            $             334     $             314                  $           1,060     $             941
Customer service fees                             466                   448                              1,309                 1,336
Investment securities gains                        36                    63                                 39                    80
Gains on sales of loans                           448                   558                              1,494                 1,134
Other                                             300                   132                                684                   361
                                       --------------        --------------                     --------------     -----------------
     TOTAL                          $           1,584     $           1,515                  $           4,586     $           3,852
                                     ================      ================                   ================      ================


         Non-Interest Expense. Total non-interest expense increased $4.8 million to $8.0 million in the three months ended September 30, 1996, compared to $3.1 million in the three months ended September 30, 1995. Included in the third quarter 1996 totals are pretax charges of $2.3 million for the one time special SAIF assessment and $323,000 for restructuring costs in connection with the consolidation of overlapping operations, previously discussed. In addition, other-non interest expenses provided by or resulting from the acquisition of County that are included in the third quarter results totaled $1.4 million. Excluding nonrecurring charges and expenses resulting from the County acquisition, total non-interest expenses were $3.9 million in the third quarter of 1996 compared to $3.1 million in the third quarter of 1995, representing an increase of $793,000 or 25.4%. This increase generally resulted from expansion of the Company's operating activities over the past year.

         The following table sets forth the Company's non-interest expense for the periods indicated:

                                                THREE MONTHS ENDED                                      NINE MONTHS ENDED
                                                   SEPTEMBER 30,                                          SEPTEMBER 30,
                                          1996                  1995                               1996                  1995
                                    -----------------     -----------------                  -----------------     ----------
Salaries and employee benefits      $           2,768     $           1,697                  $           6,511     $           5,128
Occupancy expense                                 339                   189                                726                   556
Furniture, fixtures and equipment                 149                    75                                358                   281
Data processing                                   253                   163                                567                   473
Taxes other than income taxes                     200                   152                                494                   418
Federal deposit insurance                       2,453                     7                              2,493                   379
Amortization                                      180                     0                                180                     0
Other                                           1,621                   841                              3,514                 2,343
                                       --------------        --------------                     --------------        --------------
     TOTAL                          $           7,963     $           3,124                  $          14,843     $           9,578
                                     ================      ================                   ================      ================


         The efficiency ratio is one method used in the banking industry to assess profitability. It is defined as non-interest expense less amortization expense divided by the net revenue stream, which is the sum of net interest income on a tax-equivalent basis and non-interest income excluding net investment securities gains or losses. The Company's efficiency ratio (excluding nonrecurring charges) was 63.1% for the third quarter of 1996, compared to 52.6% for the comparable period in 1995. Controlling costs and improving productivity, as measured by the efficiency ratio, is considered by management a primary factor in enhancing performance. As expected, operating expense levels have increased in 1996 as a result of the Company's expansion into new markets, increased growth and volume of activities, and overall inflation. Also, operating results of County contributed to the higher efficiency ratio in the third quarter of 1996.

         Provision for Income Taxes. The Company recorded a benefit for Federal income taxes of $129,000 for the three months ended September 30, 1996 compared to a provision of $837,000 for the three months ended September

30, 1995. The effective tax rate for each period differed from the federal statutory rate of 34% principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Net Income. Net income of the Company totaled $3.5 million for the nine months ended September 30, 1996, a decrease of $1.1 million, or 24.5%, from the same period in 1995. Earnings per share in 1996 equaled $1.10, compared to $1.54 in 1995, a 28.6% decrease. The lower earnings during 1996 resulted from after tax charges totaling $1.5 million for the special one-time SAIF assessment and $213,000 for restructuring costs, discussed previously. Excluding these nonrecurring charges, net income was $5.2 million for the nine months ended September 30, 1996, an increase of $617,000 from the same period in 1995. This increase resulted primarily from additional earnings provided by the County acquisition as well as additional gains from sales of SBA loans. The Company's net interest margin declined to 3.95% for the nine months ended September 30, 1996 as compared to 4.22% for the same period in 1995, largely as a result of a lower net interest margin associated with County's interest-earning assets. The provision for possible loan losses increased primarily due to an increase in the Company's loan portfolio as well as nonperforming loans. Non-interest expense increased due to the nonrecurring charges previously discussed, the County acquisition and the general expansion of operations. The Company's return on average assets and return on average equity were .80% and 8.54%, respectively, for the nine months ended September 30, 1996, compared to 1.37% and 13.03%, respectively, for the nine months ended September 30, 1995.

         Interest Income. Total interest income increased 32.4% to $32.9 million for the first nine months of 1996, compared to $24.8 million for the first nine months of 1995. Average interest-earning assets increased $130.1 million, or 30.6%, while the average balance of loans increased $94.5 million, or 36.3% in 1996. These increases resulted primarily from additional interest-earning assets provided by the County acquisition.

         The weighted average yield on interest-earning assets increased to 8.04% during the nine months ended September 30, 1996, compared to 7.96% during the comparable period in 1995. The Company's yield on average loans increased from 8.68% during 1995 to 8.75% during 1996. The average yield on investment securities decreased slightly from 6.86% in 1995 to 6.81% during 1996. The improved overall yield on the loan portfolio primarily resulted from higher yields on consumer loans.

         Interest Expense. Total interest expense increased 42.8% to $17.0 million for the nine months ended September 30, 1996, compared to $11.9 million for the nine months ended September 30, 1995. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding and due to a higher cost of funds during 1996. Average interest-bearing liabilities increased $120.2 million, or 33.6%, to $477.9 million during 1996. The average balance of deposit accounts increased $84.3 million, or 28.5%, to $379.8 million in 1996 compared to $295.5 million in 1995. Average borrowings increased $35.9 million, or 57.7%, from $62.2 million to $98.2 million. The foregoing increases reflect the Company's continued efforts to leverage its capital position which, during 1996, resulted primarily from the County acquisition as well as growth initiatives by the Company.

         The Company's cost of funds increased to 4.75% in 1996 from 4.45% in 1995, generally due the relative increases in higher cost borrowings and time deposits as a percentage of total interest-bearing liabilities. During the nine months ended September 30, 1996, borrowings and time deposits represented 67.1% of total interest bearing liabilities compared to 56.4% in 1995. This change in the composition of interest-bearing liabilities resulted from the County acquisition and the nature of its funding sources as well as from a slight shift in the Company's deposit accounts from transaction accounts to certificates of deposit.

         Provision for Possible Loan Losses. The provision for possible loan losses increased 52.3% to $926,000 for the nine months ended September 30, 1996 compared to $608,000 for the comparable period in 1995. The increase reflected overall loan growth coupled with higher levels of nonperforming loans, discussed previously.

         Non-Interest Income. Total non-interest income increased 19.1% to $4.6 million for the nine months ended September 30, 1996, compared to $3.9 million for the nine months ended September 30, 1995 primarily due to an increase in gains on sales of loans from $1.1 million in 1995 to $1.5 million in 1996. The increase was primarily due to the Company's activities in SBA lending programs. Customer service fees, representing service charges on deposits and fees from other banking services remained virtually unchanged, approximating $1.3 million in both periods. Trust income increased 12.6% to $1.1 million in 1996, from $941,000 in 1995. Growth in trust income resulted primarily from the continued expansion of the Company's customer base and higher asset values.

         Net investment securities gains amounted to $39,000 in 1996, compared to $80,000 in 1995, a decrease of $41,000.

         Other sources of income totaled $684,000 in 1996, an increase of 89.5% from $361,000 in 1995. The increase was principally the result of expanded fee-based product offerings to businesses and individuals and increased net servicing fee income on SBA loans. The acquisition of County also contributed $71,000 of other income, which primarily represented loan servicing fees and related income.

         Non-Interest Expense. Total non-interest expense increased 55.0% to $14.8 million for the nine months ended September 30, 1996, compared to $9.6 million in 1995. As discussed previously, nonrecurring charges totaling $2.6 million were recorded during the third quarter of 1996. Excluding these charges, year to date non-interest expense increased $2.6 million, or 27.5%, with $1.2 million of this increase relating to County's operating costs included in the year to date results and $180,000 resulting from goodwill and other intangible amortization. Increases in general and administrative expenses have occurred in 1996 as a result of the Company's expansion of operating hours at certain locations, small business lending operations, trust services and other consumer products and services. The Company's efficiency ratio, excluding nonrecurring charges, was 58.9% for the nine months ended September 30, 1996 compared to 57.4% for the comparable period in 1995.

         Salaries and employee benefits represented approximately 54.1% of total non-interest expense in 1996 (excluding nonrecurring charges and amortization expense), compared to 53.5% in 1995. Salaries and employee benefits increased 27.0%, from $5.1 million in 1995 to $6.5 million in 1996. County's salary and employee benefits represented $706,000 of the total increase of $1.4 million with the remainder resulting from the Company's market expansion, new product offerings and salary increases.

         Net occupancy expense increased $170,000, or 30.6%, from $556,000 in 1995 to $726,000 in 1996. In addition to occupancy costs of $131,000 incurred by County, higher net occupancy expenses were primarily the result of costs associated with expansion of the Company's small business lending centers and the opening of a supermarket branch location in July 1996.

         Furniture and equipment expense increased $77,000, or 27.4% in 1996. In addition to expenses of $38,000 added by County, the increase in furniture and fixture expense in 1996 was due principally to higher depreciation expense.

         The Company's data processing expenses increased $94,000, or 19.9%, in 1996 to $567,000 from $473,000. In addition to expenses of $37,000 added by County, higher costs resulted from the expansion of technology throughout the Company to enhance customer service, increase efficiencies and improve information management systems.

         Excluding the special one time SAIF assessment of $2.3 million, Federal deposit insurance expense decreased $195,000 to $184,000 during the nine months ended September 30, 1996 compared to $379,000 during the nine months ended September 30, 1995, reflecting lower Bank Insurance Fund premium assessment rates that took effect during the second quarter of 1995.

         Amortization of goodwill and other intangibles resulting from the application of purchase accounting in connection with the County acquisition totaled $180,000 during the period from August 14, 1996 to September 30, 1996.

         Increases in other non-interest expenses, excluding nonrecurring charges of $323,000 and expenses of $150,000 added by County, were primarily related to the expanded volume of business activities.

         Provision for Income Taxes. The provision for federal income taxes for the nine months ended September 30, 1996 was $1.2 million, or 26.2% of pretax earnings, compared to $2.0 million, or 30.4% of pretax earnings for the nine months ended September 30, 1995. The decrease in expense in 1996 relative to pretax earnings resulted from a higher portion of such earnings consisting of tax-exempt income from obligations of states and political subdivisions and non-taxable loans.


ASSET QUALITY

         NonPerforming Assets. To maintain the level of credit risk of the loan portfolio at an appropriate level, management sets underwriting standards and internal lending limits and provides for proper diversification of the portfolio by placing constraints on the concentration of credits within the portfolio. In monitoring the level of credit risk within the loan portfolio, management utilizes a formal loan review process to monitor, review, and consider relevant factors in evaluating specific credits in determining the adequacy of the allowance for possible loan losses. The Company's banking and thrift subsidiaries formally document their evaluation of the adequacy of the allowance for possible loan losses on a quarterly basis and the evaluations are reviewed and discussed with their respective boards of directors.

         Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as "other real estate owned" until such time as it is sold or otherwise disposed of. The Company owned $554,000 of such property at September 30, 1996 and $24,000 at December 31, 1995. No such property was owned at September 30, 1995.

         Nonperforming loans totaled $1.8 million, or 0.25% of total loans, at September 30, 1996, compared to $1.0 million, or .37% of total loans at year end 1995 and $981,000, or 0.36% of total loans, at September 30, 1995. Nonperforming assets totaled $2.3 million, or 0.23% of total assets at September 30, 1996, compared to $1.0 million, or 0.22% of total assets, at December 31, 1995 and $981,000, or .21% of total assets at September 30, 1995. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the table below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms. The following is an analysis of the composition of nonperforming assets:


                                                                 September 30             December 31             September 30
                                                                     1996                    1995                     1995
                                                            ---------------------    ---------------------   -------------

Non-accrual loans                                           $            1,077       $             440       $              505
Accruing loans 90 days or more past due                                    704                     584                      476
                                                               ---------------          --------------          ---------------
Total nonperforming loans                                                1,781                   1,024                      981
Other real estate owned                                                    554                      24                        0
                                                               ---------------          --------------          ---------------
Total nonperforming assets                                  $            2,335       $           1,048       $              981
                                                             =================        ================        =================

Nonperforming loans to total loans                                        0.25  %                 0.38  %                  0.36  %
Nonperforming assets to total assets                                      0.23  %                 0.22  %                  0.21  %


         Nonperforming loans considered to be impaired under Statement of Financial Accounting Standards No. 114 totaled $118,000 and $801,000 at September 30, 1996 and December 1995, respectively, The Company recorded no interest income on these loans in 1996 and $4,000 in interest income on these loans in 1995. Interest income that would have been recorded on these loans according to their original terms was $9,000 in 1996 and $30,000 in 1995. The related allocation of the allowance for possible loan losses for these impaired loans is $2,000 at September 30, 1996.

         Allowance for Possible Loan Losses. The Company records a provision necessary to maintain the allowance for possible loan losses at a level sufficient to provide for potential future credit losses. The provision is charged against earnings when it is established. An allowance for possible loan losses is established based on management's best judgment, which involves continuing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and review of individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix, and selected credits are factors that affect judgments concerning the adequacy of the allowance. Actual losses on loans are charged against the allowance.

         The following table summarizes the Company's loan loss experience, and provides a breakdown of the allowance for possible loan losses at the dates indicated.


                                                THREE MONTHS ENDED                                     NINE MONTHS ENDED
                                                   SEPTEMBER 30,                                          SEPTEMBER 30,
                                          1996                  1995                               1996                  1995
                                    -------------------   --------------------               -----------------     ----------
Balance at beginning of period      $           3,544     $           3,188                  $       3,307         $       3,095
Provision charged to expense                      316                   206                            926                   608
Addition due to acquisition                     2,861                                                2,861
Loans charged-off                                (267)                 (237)                          (763)                 (592)
Recoveries of loans previously
     charged off                                   78                    23                            201                    69
                                       --------------        --------------                     ----------            ----------
Balance at end of period            $           6,532     $           3,180                  $       6,532         $       3,180
                                     ================      ================                   ============          ============
Loans outstanding at end of period                                                                 709,616               271,165
Allowance as a percentage of loans
     outstanding                                                                                      0.92%                 1.17%
Allowance for possible loan losses
     to nonperforming loans                                                                         366.35%               324.16%
Average loans outstanding                    507,104               266,705                         354,899               260,370

NET CHARGE-OFFS TO AVERAGE LOANS
(ANNUALIZED)                                    0.15%                 0.32%                           0.21%                 0.27%
                                       ==============        ==============                ===============       ===============



         The allowance for possible loan losses totaled $6.5 million at September 30, 1996, representing .92% of total loans, compared to $3.3 million at December 31, 1995, or 1.23% of total loans and $3.2 million at September 30, 1995, or 1.17% of total loans. The acquisition of County provided for substantially all of the $2.9 million increase in such allowances. Charge-offs represent the amount of loans actually removed as earning assets from the balance sheet due to uncollectibility. Amounts recovered on previously charged-off assets are netted against charge-offs, resulting in net charge-offs for the period. Net loan charge-offs for the nine months ended September 30, 1996 were $562,000, compared to net charge-offs of $523,000 for the same period in 1995 and net charge-offs of $755,000 for the year ended December 31, 1995. Charge-offs have been made in accordance with the Company's standard policy and have occurred primarily in the commercial and consumer loan portfolios.

         The allowance for possible loan losses as a percentage of nonperforming loans ("coverage ratio"), was 366.4% at September 30, 1996, compared to 323.0% at the end of 1995 and 324.2% at September 30, 1995. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the adequacy of the allowance by management. Total nonperforming loans as a percentage of total loans remained a relatively low 0.25% of total loans at September 30, 1996. The increase in total nonperforming loans resulted from County's nonperforming loans of $540,000 as well as from increases in the volume of consumer installment and single family residential real estate loans.

COMPARISON OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995 FINANCIAL CONDITION

         Total assets amounted to $1.0 billion at September 30, 1996, compared to $476.4 million at December 31, 1995, an increase of $560 million, or 117.5%. The acquisition of County provided $554.9 million of asset growth while internal growth amounted to $5.1 million, or 1.1%.

         Total investment securities increased by $97.3 million to $275.6 million. The acquisition of County added $111.3 million of investment securities while the remainder of the Company's securities portfolio decreased $14.0 million primarily to fund the County acquisition as well as loan growth. The Company's general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its investment securities as available-for-sale. At September 30, 1996, 82.3% of the total investment portfolio was classified as available-for-sale, while those securities which the Company intends to hold to maturity represented the remaining 17.3%. This compares to 95.3% and 4.7% classified as available-for-sale and held to maturity, respectively, at December 31, 1995.

         Total loans increased $437.6 million, or 265.2%, to $704.1 million at September 30, 1996. The acquisition of County provided $419.4 million of growth while internal growth totaled $18.2 million, or 6.8% from year end 1995. This increase was consistent with the Company's continued strategy of increasing the loan portfolio while adhering to prudent underwriting standards in order to improve the overall yield on earning assets.

         Premises and equipment increased $4.0 million to $8.2 million at September 30, 1996 with $3.3 million of this increase provided by County. Also, increases occurred as a result of the Company's continued expansion of markets and services.

         Deposits totaled $714.4 million at September 30, 1996, an increase of $365.9 million over the balance at December 31, 1995. The acquisition of County provided $352.3 million of deposit growth while internal growth amounted to $13.6 million, or 3.9%. The internal growth increase resulted from marketing efforts and continued growth at newer branch offices. Total interest-bearing deposits accounted for 92.9% of total deposits at September 30, 1996, compared to 88.0% at December 31, 1995.

         Total borrowings increased $160.9 million to $235.0 million at September 30, 1996, compared to $74.1 million at December 31, 1995. This increase resulted from County's total borrowings of $153.0 million at September 30, 1996 as well as $15.0 million of new borrowings obtained by the Company to partially fund the acquisition of County.


LIQUIDITY AND CAPITAL RESOURCES

         The objective of liquidity management is to ensure the availability of funds to accommodate customer loan demand as well as deposit withdrawals while continuously seeking higher yields from longer term lending and investing opportunities. This is accomplished principally by maintaining sufficient cash flows and liquid assets along with consistent stable core deposits and the capacity to maintain immediate access to funds. These immediately accessible funds may include federal funds sold, unpledged marketable securities, reverse repurchase agreements or available lines of credit from the FRB, FHLB, or other financial institutions. An important factor in the preservation of liquidity is the maintenance of public confidence, as this facilitates the retention and growth of a large, stable supply of core deposits in funds.

         The Company's principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks and federal funds sold. These sources constituted 4.3% of average total assets for the third quarter of 1996, unchanged from the same period of 1995. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. The investment portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $227.0 million were classified as available-for-sale as of September 30, 1996, representing 82.7% of the total investment portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity. Cash flows from operating activities amounted to $12.9 million and $8.8 million for the nine months ended September 30, 1996 and 1995, respectively.

         The Company's bank and thrift subsidiaries are members of FHLB. Membership provides an opportunity to control the bank's cost of funds by providing alternative funding sources, to provide flexibility in the management of interest rate risk through the wide range of available funding sources, to manage liquidity via immediate access to such funds, and to provide flexibility through utilization of customized funding products to fund various loan and investment products and strategies.

         The Company obtained a term loan with a financial institution in order to partially fund the acquisition of County. Under terms of the loan agreement, the Company is required to make quarterly interest payments commencing 90 days from the funding date and annual principal payments, based on a ten year amortization, commencing 18 months from the funding date. The unpaid loan balance is due in full September 1, 2003. The loan agreement also contains certain financial covenants all of which the Company was in compliance with at September 30, 1996.

         Shareholders' equity at September 30, 1996 was $75.6 million, compared to prior year-end shareholders' equity of $50.0 million, an increase of $25.6 million, or 51.1%. This increase resulted from the Company's 1,000,000 common share offering that was completed in connection with the acquisition of County and netted the Company proceeds of $25.8 million. Partially offsetting this increase were unrealized losses on available-for-sale securities of $463,000 at September 30, 1996 compared to net gains of $942,000 at December 31, 1995. This change in the effect on equity was attributable to changes in interest rates.

         Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At September 30, 1996, the Company had a total risk-based capital ratio of 12.44%, of which 10.08% consisted of Tier 1 capital. The leverage ratio for the Company at September 30, 1996, was 6.03%.

         Cash dividends declared to shareholders of the Company totaled $2.5 million, or $0.75 per share, during the first three quarters of 1996. This compares to dividends of $2.0 million, or $0.69 per share, for the same period in 1995. Cash dividends paid as a percentage of net income amounted to 71.8% and 43.1% for the nine months ended September 30, 1996 and 1995, respectively.

         Considering the Company's capital adequacy, profitability, available liquidity sources and funding sources, the Company's liquidity is considered by management to be adequate to meet current and projected needs.

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings
                -----------------

                None

Item 2.         Changes in Securities
                ---------------------

                None

Item 3.         Defaults upon Senior Securities
                -------------------------------

                Not Applicable

Item 4.         NONE
                ----

Item 5.         Other Information
                -----------------

                None

Item 6.         Exhibits and Reports on Form 8-K
                --------------------------------

                (a) Exhibits on Item 601 of Regulation S-K

                    Exhibit 11: Computation of Per Share Earnings
                    ---------------------------------------------

                                                                      Nine Months Ended
                                                                        September 30
                                                                   --------------------------
                                                                  1996                  1995
                                                            ---------------       ---------------
                Gross Weighted Average Common
                     Shares Outstanding                           3,206,000             3,034,000
                Weighted Average Treasury
                     Shares Outstanding                              60,000                61,000
                                                           ----------------      ----------------
                Net Weighted Average Common
                     Shares Outstanding                           3,146,000             2,973,000
                                                           ================      ================

                Net Income                                $       3,453,000     $       4,573,000
                                                           ================      ================

                Net Income Per Common Share               $            1.10     $            1.54
                                                           ================      ================

                (b) Exhibit 27: Financial Data Schedule

                (c)   Reports on Form 8-K

                      A current report on Form 8-K dated August 29, 1996, reporting "Item 5. Other Events." was filed during the quarter in which this quarterly report is filed, in connection with the August 14, 1996 purchase of all of the issued and outstanding stock of County Savings Bank ("County) pursuant to a Stock Purchase Agreement between BancFirst Ohio Corp. and First Financial Group, Inc. ("FFG) dated March 27, 1996. The acquisition was partially funded with proceeds from a 1,000,000 secondary common share offering that was also completed on August 14, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               BancFirst Ohio Corp.
                               (Registrant)


Date                           (Signed) /s/ Gary N. Fields
    ---------------------      ---------------------------------
                               Gary N. Fields
                               President and
                               Chief Executive Officer



Date                           (Signed) /s/Kim M. Taylor
    ---------------------      ---------------------------------
                               Kim M. Taylor
                               Chief Financial Officer and Treasurer
                               (Principal Financial and Accounting Officer)