Form 10-K405
period 1996-12-31
BANCFIRST OHIO CORP
filed 1997-03-12
CIK 868572

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                 Commission file number
         December 31, 1996                            0-18840
     -------------------------                 ----------------------
                              BancFirst Ohio Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                      31-1294136
----------------------------------------   -------------------------------------
 (State or other jurisdiction of           (I.R.S. employer identification No.)
  incorporation ororganization)
----------------------------------------

          422 Main Street
          Zanesville, Ohio                                 43701
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code (614) 452-8444.
                                                   ---------------

Securities registered pursuant to section 12(b) of the Act:

                                                    Name of each exchange
            Title of each class                      on which registered
-----------------------------------          -----------------------------------

                   None                                     None
-----------------------------------          -----------------------------------


Securities registered pursuant to Section 12(g) of the Act:


          Title of each class
-------------------------------------------------

   Common Stock, par value $10.00 per share
-------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. X Yes     No.
                                         ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                               Page 1 of 64 Pages
                        Exhibit Index Appears on Page 61

         As of February 28, 1997 the approximate aggregate market value of the voting stock beneficially owned by non-affiliates of the registrant was $93,070,000 computed on the basis of $32.50 per share, the closing sales price on the NASDAQ - National Market on February 28, 1997. On that date, 3,981,908 shares of Common Stock, par value $10.00 per share, were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------

         Portions of the registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, pursuant to Regulation 14A, are incorporated by reference into Items 10, 11, 12 and 13 of
Part III of this annual report.

                                TABLE OF CONTENTS
                                -----------------

PART I                                                                  Page(s)
------                                                                  -------
Item 1 -      Business.....................................................   4
Item 2 -      Properties...................................................  15
Item 3 -      Legal Proceedings............................................  18
Item 4 -      Submission of Matters to a Vote of
                 Security Holders..........................................  18

PART II
-------

Item 5 -      Market for Registrant's Common Equity and
                 Related Stockholder Matters...............................  19
Item 6 -      Selected Financial Data......................................  20
Item 7 -      Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations................................................  21
Item 8 -      Financial Statements and Supplementary Data..................  34
Item 9 -      Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure....................  58

PART III
--------

Item 10 -     Directors and Executive Officers of the
                 Registrant................................................  58
Item 11 -     Executive Compensation.......................................  58
Item 12 -     Security Ownership of Certain Beneficial
                 Owners and Management.....................................  58
Item 13 -     Certain Relationships and Related
                 Transactions..............................................  58
PART IV
-------

Item 14 -     Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K...................................  59

Signatures.................................................................  60

ITEM 1:  BUSINESS
-------  --------

GENERAL

         The Company, a registered bank and savings and loan holding company organized under the laws of the State of Ohio, conducts a full-service commercial and retail banking business through its wholly-owned subsidiary banks and savings and loan association (collectively referred to as "Banking Subsidiaries"), First National Bank of Zanesville ("FNB"), Bellbrook Community Bank ("Bellbrook") and County Savings Bank ("County"). County was acquired on August 14, 1996. At December 31, 1996, the Company had total assets of $1.06 billion, total deposits of $732.7 million and shareholders' equity of $77.9 million.

         The Company is headquartered in Zanesville, Ohio, the county seat of Muskingum County. Through the Banking Subsidiaries, the Company operates 25 full-service banking facilities which serve Muskingum, Licking, Franklin and Greene Counties, Ohio. The Company's primary market extends along Interstate 70 in central Ohio and includes the markets of Zanesville, Newark, Columbus, and Dayton. The Company focuses on providing personalized, high quality and comprehensive service in order to develop and maintain long-term relationships with customers. The Banking Subsidiaries offer a wide range of banking services, including commercial loans, residential and commercial real estate loans, consumer loans, personal and business checking accounts, savings accounts, demand and time deposits, safe deposit services, trust, private banking and investment services.

         The Company believes its profitability in recent years is in part attributable to a growth strategy that it began implementing in 1992. At December 31, 1991, the Company had nine branch offices with assets of $298.2 million (as originally reported), an equity to assets ratio of 11.82% (as originally reported), and operations heavily concentrated in Muskingum County. Management believed that increased size would allow the Company to (i) take advantage of increased operating efficiencies associated with the attendant economies of scale; (ii) achieve greater diversification of its markets and products; (iii) enhance shareholder value by more effectively leveraging its equity capital; and (iv) more effectively position itself to take advantage of acquisition opportunities in the rapidly changing financial services industry. Given the Company's dominant share in its primary market area, management recognized that the desired growth would have to come primarily from expansion into new markets.

         In recognition of these factors, management undertook a growth strategy which emphasized (i) acquiring existing branch locations from competing institutions as well as de novo branching; (ii) increasing lending to small businesses through the formation of small business lending centers outside Muskingum County; (iii) acquiring bank and thrift holding companies; (iv) expanding trust, private banking and investment services; (v) offering responsive decision making and personalized customer service; and (vi) improving technology to enhance services and manage the cost of operations.

         Management believes it has been successful in implementing its strategy. In 1992, FNB acquired a $30.6 million branch of a savings and loan association in Dresden, Ohio. Also in 1992, FNB opened the first of four small business lending centers which serve small businesses and specialize in loans guaranteed by the U.S. Department of Commerce, Small Business Administration ("SBA"). During 1995, FNB was the largest originator of SBA 7(a) loans in Ohio and was awarded the designation of Preferred Lender by the SBA. Currently, FNB has small business lending centers located in Akron, Cleveland, Columbus, and Dayton, Ohio. In 1994, FNB opened two de novo full-service branch offices in Licking County, Ohio. The Company's 1995 acquisition of Bellbrook provided access to the Dayton metropolitan market. In July 1996, FNB opened its first supermarket office, located in Reynoldsburg, Ohio. Finally, on August 14, 1996, the Company acquired County which had total assets of approximately $554 million. The Company's strategic direction has culminated in over $700 million of asset growth since December 31, 1991, an increase in excess of 250%.

         The Company's Board of Directors and management intend to seek continued controlled growth of the organization through selective acquisitions of banks and/or savings and loan associations. The objective of such acquisitions will be to: increase the opportunity for quality earning asset growth, deposit generation and fee-based income opportunities; diversify the earning assets portfolio and core deposit base through expansion into new geographic markets; and improve the potential profits from its combined operations through economies of scale. In furtherance of such objectives, the Company intends to continue its pursuit of business combinations which fit its strategic objectives of growth, diversification and market expansion and which provide the potential for enhanced shareholder value. At the present time, the Company does not have any understanding or agreements for any acquisition or combination.

MARKET AREA AND COMPETITION

         The financial services industry in the Company's primary market area is highly competitive. The Banking Subsidiaries compete actively with regional and super-regional bank holding companies, community banks, savings institutions, mortgage bankers, brokerage firms, insurance companies and loan production offices in each of their primary market areas. The primary means of competition are through interest rates, pricing and service.

         Changes in the financial services industry resulting from fluctuating interest rates, technological changes and deregulation have resulted in an increase in competition, cost of funds, merger activity and customer awareness of product and service differences among competitors.

         Management believes that the deposit mix coupled with the legal lending limit regulations of each of the Banking Subsidiaries is such that no material portion of deposits has been obtained from a single customer; and consequently, the loss of any one customer would not have a materially adverse effect on the business of any of the Banking Subsidiaries. The business of the Company and the Banking Subsidiaries is not seasonal to any material degree.

         REGULATION AND SUPERVISION. As a bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System ("FRB") under the Bank Holding Company Act ("BHCA"). Under the BHCA, bank holding companies may not, in general, directly or indirectly acquire ownership or control of more than 5% of the voting shares of any company, including a bank or bank holding company, without the prior approval of the FRB. In addition, bank holding companies are generally prohibited from engaging in nonbanking (i.e., commercial or industrial) activities, subject to certain exceptions under the BHCA.

         As a result of the acquisition of County, the Company became a savings and loan holding company. As a savings and loan holding company, the Company is subject to regulation under the Home Owners Loan Act of 1933, as amended ("HOLA") and its examination and reporting requirements, and is subject to the supervision of the Office of Thrift Supervision ("OTS") except with respect to bank subsidiaries. The OTS has broad power to impose restrictions on savings and loan holding company activities if the OTS determines there is reasonable cause to believe that the continuation by the holding company constitutes a serious risk to the financial safety, soundness or stability of a subsidiary thrift. A restriction, issued in the form of a directive, may limit (i) the payment of dividends by subsidiary thrifts; (ii) transactions between the thrift, the savings and loan holding company, and the subsidiaries or affiliates of either; and (iii) any activities of the thrift that might create a serious risk that the liabilities of the savings and loan holding company or its other affiliates may be imposed on the thrift.

         With certain exceptions, a savings and loan holding company must obtain the prior written approval of the OTS before acquiring control of a thrift or savings and loan holding company through the acquisition of stock or through a merger or some other business combination. HOLA prohibits the OTS from approving an acquisition by a savings and loan holding company which would result in the holding company controlling thrifts in more than one state unless (i) the holding company is authorized to do so by the FDIC as an emergency acquisition,
(ii) the holding company controls a thrift which operated an office in the additional state or states on March 5, 1987, or (iii) the statutes of the state in which the thrift to be acquired is located specifically permit a thrift chartered by such state to be acquired by an out-of-state thrift or savings and loan holding company.

         FNB and Bellbrook are also subject to regulation, supervision, and examination by the office of the Comptroller of Currency ("OCC"). FNB is subject to regulation, supervision, and examination by the OCC. Bellbrook is subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation ("FDIC") and the Ohio Division of Financial Institutions. County is subject to regulation, supervision, and examination by the OTS and the Ohio Division of Financial Institutions.

         Depository institutions are also affected by various state and federal laws, including those relating to consumer protection and similar matters, as well as by the fiscal and monetary policies of the federal government and its agencies, including the FRB. An important purpose of these policies is to curb inflation and control recessions through control of the supply of money and credit. The FRB and/or OTS uses its powers to establish reserve requirements of depository institutions and to conduct open market operations in United States government securities so as to influence the supply of money and credit. These policies have a direct effect on the availability of loans and deposits and on interest rates charged on loans and paid on deposits, with the result that federal policies have a material effect on the earnings of depository institutions, and hence, the Company.

         ACQUISITIONS OF CONTROL. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB and/or OTS has been given 60 days' prior written notice of such proposed acquisition and within that time period the FRB and/or OTS has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued, or unless the acquisition is subject to FRB and/or OTS approval under the BHCA. An acquisition may be made prior to the expiration of the disapproval period if the FRB and/or OTS issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the FRB, the acquisition of more than 10% of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as the Company, would constitute the acquisition of control of such bank holding company.

         In addition, any "company" would be required to obtain the approval of the FRB and/or OTS under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding shares of any class of voting stock of the Company, or otherwise obtaining "control" over the Company. Under the BHCA, "control" generally means (i) the ownership or control of 25% or more of any class of voting securities of the bank holding company, (ii) the ability to elect a majority of the bank holding company's directors, or (iii) the ability otherwise to exercise a controlling influence over the management and policies of the bank holding company.

         REGULATORY DIVIDEND RESTRICTIONS. The Company is a legal entity separate and distinct from its subsidiaries. The principal source of cash flow of the Company, including cash flow to pay dividends on the Company's common stock and debt service on its debt, is dividends from its subsidiaries. Various federal and state statutes and regulations limit the amount of dividends that may be paid to the Company by its banking and thrift subsidiaries without regulatory approval. These regulatory limitations on dividends, coupled with other regulatory provisions discussed below, may have the effect of exacerbating any future financial difficulties by further reducing the availability of funding sources.

         The approval of the OCC is required for the payment of any dividend by a national bank if the total of all dividends declared by the board of directors of such bank in any calendar year would exceed the total of (i) the bank's retained net profits (as defined and interpreted by regulation) for the current year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. In addition, a national bank can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined and interpreted by regulation).

         Under the Federal Deposit Insurance Act (the "FDI Act"), an insured depository institution may not pay any dividend if it is undercapitalized or if said payment would cause it to become undercapitalized. Also, the federal bank regulatory agencies have issued policy statements providing that depository institutions and their holding companies should generally pay dividends only out of current operating earnings.

         Regulations promulgated by the OTS limit the amount of dividends that may be paid by a thrift. In general, these limitations depend upon whether or not the thrift's capital equals or exceeds its fully phased-in capital requirement immediately prior to, and on a pro forma basis after giving effect to, a proposed dividend. A thrift that meets or exceeds its fully phased-in capital requirements is categorized as a "Tier 1 association" and may not, without the prior approval of the OTS, pay annual dividends in an amount in excess of (i) its net income (as defined and interpreted by regulation) for that year, plus (ii) the amount that would reduce by one-half the thrift's "surplus capital ratio" at the beginning of the year or 75% of its net income over the most recent four-quarter period. For purposes of determining the amount of dividends which may be paid by a thrift, the term "surplus capital ratio" means the percentage by which the thrift's capital-to-assets ratio exceeds the ratio of its fully phased-in capital requirement to its assets. A thrift with capital equal to or in excess of its minimum capital requirement, but less than its fully phased-in capital requirement, is subject to more stringent limitations on the amount of dividends that it may pay in any year without the prior approval of the OTS, while a thrift that does not have capital in an amount equal to its minimum capital requirements may not pay any dividends without the prior approval of the OTS. A thrift which meets the fully phased-in capital requirements but which has received notice from the OTS that it is in need of more than normal supervision will be treated as a thrift in one of the other two classes noted above, at the discretion of the OTS, unless the OTS determines that such treatment is not necessary to ensure the thrift's safe and sound operation. The OTS also may prohibit any dividend otherwise permitted upon a determination that the dividend would constitute an unsafe or unsound practice. Among the circumstances posing such a risk would be a dividend by a Tier 1 thrift whose capital is decreasing because of substantial losses.

         HOLDING COMPANY STRUCTURE. Transactions involving banking subsidiaries. The Banking Subsidiaries are subject to Federal Reserve Act restrictions that limit the transfer of funds or other items of value from the Banking Subsidiaries to the Company or the Company's subsidiaries ("affiliates") in "covered transactions." In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as other transactions involving the transfer of value from a banking subsidiary to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a banking subsidiary with any of its affiliates is limited in amount to 10% of that banking subsidiary's capital and surplus (as defined and interpreted by regulation) and, with respect to covered transactions by a banking subsidiary with any one of its affiliates is limited in amount to 10% of the banking subsidiary's capital and surplus (as defined and interpreted by regulation) and, with respect to covered transactions with all affiliates, in the aggregate, to 20% of that banking subsidiary's capital and surplus. Furthermore, loans and extensions of credit to affiliates generally are required to be secured in specified amounts.

         Transactions involving thrift subsidiaries. OTS regulations impose restrictions on "covered transactions" similar to those applicable to banks. Such regulations prohibit a thrift and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. In addition, a thrift is generally prohibited from making any loan or extension of credit to any affiliate unless the affiliate is engaged solely in activities permissible to affiliates of thrifts under HOLA, and is generally prohibited from purchasing any securities of any affiliate, other than a subsidiary. A thrift and its subsidiaries may generally not purchase a low quality asset from an affiliate unless the thrift, pursuant to an independent credit evaluation, committed itself to purchase the asset prior to the time the asset was acquired by the affiliate. Covered transactions are required to be on terms consistent with safe and sound practices.

         LIABILITY OF COMMONLY CONTROLLED INSTITUTIONS. Under the FDI Act, an insured depository institution that is under common control with another insured depository institution is generally liable for any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of such commonly controlled institution, or any assistance provided by the FDIC to any such commonly controlled institution that is in danger of default. The term "default" is defined generally to mean the appointment of a conservator or receiver and the term "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. The effect of this provision is to diminish the protection previously available to holding companies through operation of separate depository institution subsidiaries.

         SOURCE OF STRENGTH DOCTRINE. Under a policy asserted by the FRB, a bank holding company is expected to serve as a source of financial and managerial strength to each of its subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank. This support may be sought by the FRB at times when a bank holding company may not have the resources to provide it or, for other reasons, would not otherwise be inclined to provide it.

         REGULATORY CAPITAL STANDARDS AND RELATED MATTERS. The FRB, the OCC, the FDIC, and the OTS have adopted substantially similar risk-based and leverage capital guidelines for United States banking organizations. The guidelines establish a systematic, analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among depository institutions, takes off-balance sheet exposure into account in assessing capital adequacy and reduces disincentives to holding liquid, low-risk assets. Risk-based capital ratios are determined by classifying assets and specified off-balance sheet financial instruments into weighted categories with higher levels of capital being required for categories perceived as representing greater risk. FRB policy also provides that banking organizations generally, and, in particular, those that are experiencing internal growth or actively making acquisitions, are expected to maintain capital positions that are substantially above the minimum supervisory levels, without significant reliance on intangible assets.

         Under the risk-based capital standard, the minimum consolidated ratio or total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) required by the FRB for bank holding companies, such as the Company, is currently 8%. At least one-half of the total capital must be composed of common equity, retained earnings, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain items such as goodwill and certain other intangible assets ("Tier 1 capital"). The remainder may consist of qualifying hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier 1 capital and a limited amount of loan and lease loss reserves ("Tier 2 capital"). As of December 31, 1996, the Company's Tier 1 and total capital to risk-adjusted assets ratios were 10.1% and 11.1%, respectively.

         In addition to the risk-based standard, the Company is subject to minimum leverage ratio guidelines. The leverage ratio is defined to be the ratio of a bank holding company's Tier 1 capital to its total consolidated quarterly average assets less, goodwill and certain other intangible assets (the "Leverage Ratio"). These guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies that have the highest supervisory rating. All other bank holding companies must maintain a minimum Leverage Ratio of at least 4% to 5%. Neither the Company nor any of the Banking Subsidiaries has been advised by the appropriate federal banking regulator of any specific Leverage Ratio applicable to it. As of December 31, 1996, the Company's Leverage Ratio was 6.1%.

         The Banking Subsidiaries are also subject to capital requirements substantially similar to those imposed by the FRB on bank holding companies. As of December 31, 1996, each of the Banking Subsidiaries had capital in excess of the foregoing minimum regulatory capital requirements.

         Under the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"), the OTS is required to establish capital requirements for thrifts no less stringent than those established by the OCC with respect to banks subject to its jurisdiction. The OCC has established capital requirements for banks under its jurisdiction that are substantially similar to bank holding company capital requirements adopted by the FRB and described above.

         FIRREA and the regulations promulgated by the OTS thereunder require thrifts to have minimum regulatory "Tangible Capital" equal to at least 1.5% of adjusted total assets. In addition, thrifts are required to maintain minimum regulatory "Core Capital" equal to 3% of adjusted total assets, which, as discussed below, may be increased on a case by case basis, and to comply with risk-based capital requirements comparable to those applicable to banks, which currently require minimum risk-based capital equal to 8% of total risk-adjusted assets. For purposes of determining compliance with Core Capital and risk-based capital standards, thrifts may not include supervisory goodwill in the Core Capital calculation.

         The term "Tangible Capital" includes common stockholders' equity, non-cumulative perpetual preferred stock and related earnings, minority interests in equity accounts of consolidated subsidiaries and certain non-withdrawal accounts and pledged deposits of mutual associations, minus goodwill and other intangible assets and investments in non-includable subsidiaries. The term "Core Capital" means Tangible Capital plus qualifying supervisory goodwill and certain intangible assets.

         At least 50% of a thrift's risk-based capital requirement must be met with Core Capital, or "Tier 1," while the remainder may be met with supplementary, or "Tier 2 Capital." Tier 2 Capital generally includes the allowance for loan and lease losses, certain cumulative perpetual preferred stock, certain hybrid debt-equity instruments and qualifying subordinated debt. The risk-based capital regulations require the inclusion of 100% of the principal amount of mortgage loans sold with recourse ("recourse servicing") for purposes of calculating risk-weighted assets. The assets are then to be included in the appropriate risk-weighted category based on the requirements of the regulation for mortgage loans. At December 31, 1996, County had Tangible Capital and Core Capital equal to 6.30% of adjusted total assets, and risk-based capital equal to 11.11% of total risk-adjusted assets.

         PROMPT CORRECTIVE ACTION. The FDI Act requires the federal bank regulatory agencies to take "prompt corrective action" in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution's treatment for purposes of the prompt corrective action provisions will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

         The federal financial institution regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the total capital ratio, Tier 1 capital ratio and the Leverage Ratio.

Under the regulations, a national bank will be: (i) "well capitalized" if it has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a Leverage Ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater and a Leverage Ratio of 4% or greater (3% in certain circumstances) and is not "well capitalized," (iii) "undercapitalized" if it has a total capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% or a Leverage Ratio of less than 4% (3% in certain circumstances); (iv) "significantly undercapitalized" if it has a total capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a Leverage Ratio of less than 3%; and (v) "critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets. In addition, a depository institution's primary federal regulatory agency is authorized to downgrade the depository institution's capital category to the next lower category upon a determination that the depository institution is an unsafe or unsound condition or is engaged in an unsafe or unsound practice. An unsafe or unsound practice can include receipt by the institution of a less than satisfactory rating on its most recent examination with respect to its asset quality, management, earnings, or liquidity. As of December 31, 1996, both FNB and Bellbrook had capital levels that qualify them as "well capitalized" under such regulations. County is also "well capitalized" under OTS standards.

         The banking agencies are permitted to establish, on an institution by institution basis, individualized minimum capital requirements exceeding the general requirements described above. Failure to meet the capital guidelines described above could subject an insured bank to a variety of sanctions, including asset growth restrictions and termination of deposit insurance by the FDIC.

         The FDI Act generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would therefore be "undercapitalized." "Undercapitalized" depository institutions are subject to limitations on, among other things, asset growth; acquisition; branching; new business lines; acceptance of brokered deposits; and borrowings from the Federal Reserve System and are required to submit a capital restoration plan. The federal bank regulatory agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lessor of (i) an amount equal to 5% of the depository institution's total assets at the time it became "undercapitalized," and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.

         The OTS is permitted to establish, on an institution by institution basis, individualized minimum capital requirements exceeding the general requirements described above. Failure to meet the capital guidelines described above could subject an insured thrift to a variety of sanctions, including asset growth restrictions and termination of deposit insurance by the FDIC.


QUALIFIED THRIFT LENDER ("QTL") TEST

         Except in certain cases, HOLA requires savings associations to meet a QTL test to avoid certain restrictions on their operations. Most savings associations are required to maintain 65% of their "portfolio assets" (total assets minus goodwill, intangibles, property used to conduct business and liquid assets up to 20% of assets), in "qualified thrift investments" (primarily loans and other investments related to residential real estate together with certain other assets). A savings institution's failure to meet the QTL test may result in: (i) limitations on new investments and activities; (ii) imposition of branching restrictions; (iii) loss of FHLB borrowing privileges; and (iv) limitations on the payments of dividends.

RECENT DEVELOPMENTS

         The deposits of County are presently insured by the Savings Association Insurance Fund (the"SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two insurance funds administered by the FDIC. As a result of the BIF's reaching its statutory reserve ratio, the FDIC revised the premium schedule for BIF-insured institutions to provide a range of 0.04% to 0.31% of deposits. The revisions became effective in the third quarter of 1995. The BIF premium schedule was further revised, effective January 1996, to provide a range of 0% to 0.27% with an annual minimum assessment of $2,000. During 1996 the SAIF premium schedule remained at $0.23 to $0.31 per $100 of insured deposits. All of FNB and Bellbrook's insured deposits are BIF deposits (except $29.2 million of Oakar deposits), while all of County's deposits are SAIF deposits.

         On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996, which included provisions recapitalizing the SAIF, provides for the eventual merger of the thrift fund with the BIF, and reallocates payment of the annual Financing Corp. ("FICO") bond obligation. As part of the package, the FDIC imposed a special one-time assessment of 65.7 basis points to be applied against all SAIF-assessable deposits as of March 31, 1995, which brought the SAIF up to the statutorily prescribed 1.25% designated reserve ratio. The special assessment, which was paid in November 1996, was included as a $2.3 million pretax charge to the Company's operations in September 1996. The assessment reduced the Company's 1996 net income by approximately $1.5 million, or $0.45 per share.

         Effective January 1, 1997, SAIF members will have the same risk-based assessment schedule as BIF members. The Banking Subsidiaries will effectively pay no assessment for deposit insurance coverage beginning on January 1, 1997. However, all SAIF and BIF institutions including the Banking Subsidiaries will be responsible for sharing the cost of interest payments on the FICO bonds. The cost will be an annualized charge of 1.3 basis points for BIF deposits and 6.5 basis points for SAIF deposits. The approximate annual cost of interest payments for the Company is estimated at $300,000.

         As a result of the Deposit Insurance Funds Act of 1996, the Secretary of the Treasury is to review recommendations in 1997 for the establishment of a common charter for banks and savings associations. Accordingly, County may be required to convert its state savings association charter to either a national bank charter, a state depository institution charter, or a newly designed charter. If such a recommendation is enacted into law, the Company will no longer be regulated at the holding company level by the OTS. The Company is unable to predict whether such initiatives will result in enacted legislation requiring a charter change and if so whether the charter change would significantly impact County's operations.


LENDING PRACTICES

         Loan Portfolio Composition. In accordance with its lending policies, the Company strives to maintain a diversified loan portfolio. The following table sets forth in dollar amounts the composition of the Company's loan portfolio for the past five years:

                                                                DECEMBER 31,
                                       ----------------------------------------------------------
                                          1996        1995         1994         1993       1992
                                       ---------    ---------     --------    --------   --------
                                                               (IN THOUSANDS)

Residential mortgage ...............    $337,911     $105,604     $100,963     $92,036    $79,958
Construction mortgage ..............       7,716        2,859        1,232       1,695      4,308
Commercial, financial and industrial     299,630      107,015      103,415      90,268     77,499
Consumer ...........................      76,598       53,340       42,333      28,084     21,569
                                       ---------    ---------     --------    --------   --------
  Total loans ......................     721,855      268,818      247,943     212,083    183,334
Allowance for
  possible loan
  losses ...........................      (6,599)      (3,307)      (3,095)     (3,007)    (2,384)
                                       ---------    ---------     --------    --------   --------
Net loans ..........................    $715,256     $265,511     $244,848    $209,076   $180,950
                                       =========    =========     ========    ========   ========

         The Company's loan portfolio totaled $715.3 million at December 31, 1996, representing 67.7 % of total assets. At December 31, 1995, 1994 and 1993, the Company's loan portfolio represented 55.7%, 57.0% and 54.0% of total assets, respectively. Residential mortgages outstanding at December 31, 1996 represented 46.8% of the Company's total loans. As of December 31, 1996, the Company's outstanding commercial loans represented 41.5% of total loans and the Company's outstanding consumer loans constituted 10.6% of total loans.

         Residential mortgage. The Company originates loans secured by first lien mortgages on single-family residences located mainly in its market areas. The Company principally originates adjustable-rate products with a maturity of up to 30 years, although these loans may be repaid over a shorter period due to prepayments and other factors. These loans have a maximum loan to value ratio of 80%, although with private mortgage insurance, this ratio could go to 90%. The Company has retained these loans, and the associated servicing, in its portfolio.

         The adjustable-rate mortgages currently offered by the Company have interest rates which adjust, on the applicable anniversary date of the loan, or on the loan's five-year anniversary, subject to annual and term limitations. Rates are based upon an index tied to the weekly average yield on U.S. Treasury securities (adjusted to a constant maturity), as made available by the FRB, plus a margin.

         The acquisition of County enhanced the Company's secondary marketing function which will provide the Company with the opportunity to offer fixed-rate mortgage products while limiting the interest rate risk inherent in maintaining a large portfolio of long-term, fixed-rate assets. The Company generally retains the loan servicing rights associated with any loans sold in the secondary market.

         Construction mortgage. The Company originates loans to construct commercial real estate properties and, to a lesser extent, to construct single-family residences. For owner occupied commercial construction properties, the maximum loan to value ratio is 75%. For non-owner occupied commercial construction properties, the maximum loan to value ratio is 70%. For residential construction properties, the guidelines for residential mortgages apply. All construction loans are secured by first lien mortgages. These construction lending activities generally are limited to the Company's primary market area. At December 31, 1996, construction loans totaled $7.7 million, or 1.1% of total loans.

         Commercial. The Company originates commercial loans for various business purposes including the acquisition and refinancing of commercial real estate. Such loans are originated for commercial purposes or secured by commercial real estate. The majority of the Company's commercial real estate loans are secured by first liens on owner-occupied properties, a majority of which is located in the Company's primary market areas. The Company's underwriting policy for commercial real estate loans generally requires that the ratio of the loan amount to the value of the collateral cannot exceed 75%.

         The Company is active in the SBA Section 7(a) lending program. Under this program, a portion of qualifying loans (typically 75%) is guaranteed by the SBA. The SBA guaranteed loans are adjustable-rate loans made at prime rate plus a margin. The Company sells certain guaranteed portions of originated loans through the secondary market while retaining the rights to service these loans. At December 31, 1996, the guaranteed portion of loans that were held-for-sale totaled $1.4 million. Such amounts are classified as other assets on the balance sheet of the Company.

         Management continues to seek growth opportunities in small business lending. To date, the Company's small business lending centers in the Columbus and Cleveland market areas have produced strong results. The Columbus location is the center for the Company's small business lending operations. A small business lending center was opened in Akron, Ohio during the second quarter of 1996, and an additional small business lending center was established in Dayton, Ohio in July 1996. Uncertainties exist surrounding government programs, including the SBA, due to scrutiny by the United States Congress. This will be evaluated by management in determining future activities in this area.

         At December 31, 1996, the Company's commercial loans, including commercial real estate, consisted of loans with an average principal balance of $158,000. The largest commercial loan at that date had a principal balance of $6.8 million.

         Consumer. The Company originates consumer loans which are primarily for personal, family or household purposes, in order to offer a full range of financial services to its customers. At December 31, 1996, the Company's consumer loans amounted to $76.6 million, or 10.6% of total loans.

         The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Home equity loans are secured by first or second lien mortgages. The maximum loan to value ratio for first lien mortgages is 90%. Home equity loans that are secured by second lien mortgages must have a loan to value ratio of at least 80% when added to the balance of the first lien mortgage.

         At December 31, 1996, 60.6% of the Company's consumer loans consisted of direct and indirect loans to finance the purchase of new and used automobiles and the remainder of the consumer loans consisted of loans for various other individual purposes. The targeted loan to value ratio for loans secured by new and used automobiles is 80%. Depending on market conditions and customer credit ratings, the Company may lend up to a 100% loan to value ratio.

         Loan Loss Experience. The Company records a provision necessary to maintain the allowance for possible loan losses at a level sufficient to provide for potential future loan losses. The provision is charged against earnings when it is established. Allowances for possible loan losses are established based on management's best judgment, which involves a continuing review of the economic conditions, changes in the size and composition of the portfolio and review of individual problem loans. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix, and analysis of selected loans are factors that affect judgments concerning the adequacy of the allowance. Actual losses on loans are charged against the allowance for possible loan losses.

         The following table sets forth the allocation of the Company's allowance for possible loan losses for each of the periods presented:


                                                                    DECEMBER 31,
                      --------------------------------------------------------------------------------------------------------------
                               1996                   1995                   1994                  1993                  1992
                      ----------------------  ---------------------  --------------------- --------------------  -------------------
                                     PERCENT               PERCENT                PERCENT               PERCENT             PERCENT
                                       OF                    OF                     OF                    OF                  OF
                                    LOANS TO               LOANS TO               LOANS TO             LOANS TO             LOANS TO
                       ALLOWANCE      TOTAL   ALLOWANCE     TOTAL    ALLOWANCE     TOTAL   ALLOWANCE    TOTAL   ALLOWANCE    TOTAL
                       ---------    --------  ---------    --------  ---------    -------- ---------   -------- ---------   --------
                                                               (DOLLARS IN THOUSANDS)

Residential mortgage      $1,392        46.8%   $  117        39.3%   $  196        40.7%   $  183        43.4%   $  507       43.6%
Construction mortgage         24         1.1        --         1.1        --         0.5        --         0.8        --        2.4
Commercial ..........      2,704        41.5     3,164        39.8     1,822        41.7     2,086        42.6     1,419       42.3
Consumer ............      2,479        10.6        26        19.8     1,077        17.1       738        13.2       458       11.7
                          ------       -----    ------       -----    ------       -----    ------       -----    ------      -----
TOTAL ...............     $6,599       100.0%   $3,307       100.0%   $3,095       100.0%   $3,007       100.0%   $2,384      100.0%
                          ======       =====    ======       =====    ======       =====    ======       =====    ======      =====



         The increase in the allowance for possible loan losses at December 31, 1996 resulted primarily from the addition of County's allowance at the time of acquisition. See Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company.

         Loan maturities and repricing periods of the loan portfolio at December 31, 1996 were as follows:


                                           WITHIN       ONE TO      AFTER
                                             ONE         FIVE        FIVE
                                            YEAR         YEARS       YEARS      TOTAL
                                            ----         -----       -----      -----
                                                          (IN THOUSANDS)

Residential mortgage                     $ 237,590    $  60,519   $ 39,802    $ 337,911
Construction mortgage                        7,494           98        124        7,716
Commercial                                 169,520       94,562     35,548      299,630
Consumer                                    36,062       38,231      2,305       76,598
                                          --------     --------    -------     --------
                                         $ 450,666    $ 193,410   $ 77,779    $ 721,855
                                          ========     ========    =======     ========
Loans due after one year with:
  Floating rates                                                              $ 121,947
  Predetermined rates                                                         $ 149,242

INVESTMENT SECURITIES

         The Company's investment strategy is to manage the portfolio to include interest rate sensitive assets to reduce interest rate risk against interest rate sensitive liabilities. The portfolio is also structured to generate cash flows and, coupled with the readily marketable nature of such assets, it serves as a secondary source of liquidity to accommodate heavy loan demand, as well as deposit withdrawals. Subject to various government regulatory restrictions, banks and savings and loan associations may own direct obligations of the U.S. Treasury, federal agency securities, bank-qualified tax-exempt securities (including those issued by states and municipalities), certificates of deposits and time deposits, bankers' acceptances, commercial paper, corporate bonds, and mortgage-backed and asset-backed securities and related products.

         The following table sets forth certain information relating to the Company's investment securities portfolio.


                                                              OBLIGATIONS
                                                  OTHER U.S.  OF STATE AND     MORTGAGE-
                                        U.S.      GOVERNMENT    POLITICAL       BACKED                                   YIELD
                                      TREASURY     AGENCIES   SUBDIVISIONS    SECURITIES    OTHER           TOTAL        (FTE)
                                      --------    ---------   ------------    ----------   --------       ---------      ------
                                                                 (DOLLARS IN THOUSANDS)

DECEMBER 31, 1996
-----------------
SECURITIES AVAILABLE-FOR-SALE:
Maturity/Repricing:
  Within one year                     $  9,793     $     --     $    901     $  48,200     $  8,491       $  67,385       6.56%
  After one through five years           2,088          553        6,775        97,382           --         106,798       6.89%
  After five through ten years              --        6,920        5,507        17,188        4,988          34,603       6.80%
  After ten years                           --        4,955        3,118        19,902        1,016          28,991       6.97%
                                      --------     --------     --------     ---------     --------       ---------
Total carrying value                  $ 11,881     $ 12,428     $ 16,301     $ 182,672     $ 14,495       $ 237,777
                                      ========     ========     ========     =========     ========       =========
Yield (FTE)                               7.14%        7.34%        7.69%         6.71%        6.15%           6.79%
Average maturity (in years)                .71        10.35         6.20          7.47         8.14            7.14
SECURITIES HELD-TO-MATURITY:
Maturity/Repricing:
  Within one year                     $     --     $  1,999     $    475     $   3,846     $     --       $   6,320       7.59%
  After one through five years              --           --        4,782        11,868           50          16,700       8.12%
  After five through ten years              --           --        3,797         9,247           --          13,044       8.00%
  After ten years                           --           --           --        10,729            6          10,735       8.09%
                                      --------     --------     --------     ---------     --------       ---------
Total carrying value                  $     --     $  1,999     $  9,504     $  35,690     $     56       $  46,799
                                      ========     ========     ========     =========     ========       =========
Fair value                                            2,000        9,163        36,431           58          47,652
Yield (FTE)                                            6.55%        8.01%         8.09%        8.00%           8.01%
Average maturity (in years)                             .50         4.91          7.73         4.00            6.87

DECEMBER 31, 1995
-----------------
SECURITIES AVAILABLE-FOR-SALE:
Maturity/Repricing:
  Within one year                     $  8,526     $  7,323     $    597     $     861     $     --       $  17,307       6.96%
  After one through five years           9,777        1,025        6,773        79,059           --          96,634       6.72
  After five through ten years              --        3,042        8,023        22,346        4,320          37,731       6.78
  After ten years                           --           --        2,455        14,777          956          18,188       7.09
                                      --------     --------     --------     ---------     --------       ---------
Total carrying value                  $ 18,303     $ 11,390     $ 17,848     $ 117,043     $  5,276       $ 169,860
                                      ========     ========     ========     =========     ========       =========
Yield (FTE)                               7.20%        7.15%        7.59%         6.66%        5.02%           6.80%
Average maturity (in years)               1.09         5.80         5.96          5.41        21.80            5.54
SECURITIES HELD-TO-MATURITY:
Maturity:
  Within one year                     $     --     $     --     $    991     $      11     $     --       $   1,002       8.27%
  After one through five years              --          400        1,954            35           --           2,389       7.55
  After five through ten years              --           --        4,926            43           --           4,969       7.64
  After ten years                           --           --                         32           --              32       6.81
                                      --------     --------     --------     ---------     --------       ---------
Total carrying value                  $     --     $    400     $  7,871     $     121     $     --       $   8,392
                                      ========     ========     ========     =========     ========       =========
Fair value                            $     --     $    407     $  8,006     $     135     $     --       $   8,548
Yield (FTE)                                 --         7.76%        7.70%         6.81%          --            7.69%
Average maturity (in years)                 --         4.75         5.05          4.90           --            5.03

DECEMBER 31, 1994
-----------------
SECURITIES AVAILABLE-FOR-SALE:
Fair value                            $ 30,415     $ 15,457     $    294     $  37,145     $  5,653       $  88,964
Yield (FTE)                               6.65%        7.36%        6.23%         7.24%        4.96%           6.92%
Average maturity (in years)               2.23         2.10         5.36          6.66         9.99            4.57
SECURITIES HELD-TO-MATURITY:
Total book value                      $    250     $  7,430     $ 19,811     $  35,889     $  1,251       $  64,631
Fair value                            $    250     $  7,181     $ 19,221     $  33,257     $  1,251       $  61,160
Yield (FTE)                               6.50%        7.23%        7.86%         7.00%        7.32%           7.30%
Average maturity (in years)               5.34         5.70         5.23          5.98         7.72            5.75



DEPOSITS

         Deposits from local markets serve as the Company's major source of funds for investments and lending. The Company offers a wide variety of retail and commercial deposit accounts designed to attract both short-term and long-term funds. Certificates of deposit, regular savings, money market deposits, and NOW checking accounts have been the primary sources of new funds for the Company. The Company does not solicit deposits outside of its market area nor does it accept deposits through deposit brokers.

         Maturities of the Company's time certificates of deposit of $100,000 or more outstanding at December 31, 1996, are summarized as follows:

                                                             AMOUNT
                                                        ---------------
                                                         (IN THOUSANDS)

                   3 months or less                     $        68,990
                   3 through 6 months                            27,009
                   6 through 12 months                           12,484
                   Over 12 months                                17,116
                                                           ------------
                     Total                              $       125,599
                                                          =============

BORROWINGS

         The Company has historically funded its earning assets principally through customer deposits within its primary market area. In its attempt to manage its cost of funding sources, management has pursued a strategy which includes a mix of the traditional retail funding sources, combined with the utilization of wholesale funding sources. These funding sources were utilized by management to grow the Company in its efforts to leverage its existing strong capital base. Additionally, management used such funding sources to manage the Company's interest rate risk by match funding and maintaining certain assets on its balance sheet and structuring various other funding sources which traditionally are not available to the Company in the retail market.

         The Company's Banking Subsidiaries are members of the Federal Home Loan Bank ("FHLB") system. This membership is maintained to enhance shareholder value through the utilization of FHLB advances to aid in the management of the Company's cost of funds by providing alternative funding sources. FHLB advances provide flexibility in the management of interest rate risk through the wide range of available products with characteristics not necessarily present in the existing deposit base, as well as the ability to manage liquidity.

EMPLOYEES

         At December 31, 1996, the Company had 388 employees, 317 of whom were full-time and 71 of whom were part-time. Full-time employees receive a comprehensive range of employee benefit programs and salaries that management considers to be generally competitive with those provided by other major employers in its market areas. None of the Company's employees is represented by any union or other labor organization, and management believes that its employee relations are good. The Company has never experienced a work stoppage.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The Company does not have any banking offices located in a foreign country and has no foreign assets, liabilities, or related income and expense for the years presented.

ITEM 2:  PROPERTIES
-------------------

         The Company's headquarters and FNB's main office are located in The First National Bank Building, 422 Main Street, Zanesville, Ohio. The building is used exclusively by the Company and FNB.

         All of the offices listed below are owned by the Company or its subsidiaries free and clear of any encumbrances.


            Location                                  Description
            --------                                  -----------
FNB
1.     Main Office
       422 Main Street              Six story building built in 1934 with approximately 34,302 square
       Zanesville, OH 43701         feet.

2.     Duncan Falls Office
       Main & Mound Streets
       Duncan Falls, OH 43734       One story building built in 1959 with 1,148 square feet.

3.     Frazeysburg Office
       Third & State Streets
       Frazeysburg, OH 43822        One story building built in 1959 with 1,302 square feet.

4.     Maple-Bell Office
       2801 Maple Avenue
       Zanesville, OH 43701         One story building built in 1972 with 2,316 square feet.

5.     New Concord Office
       27 East Main Street          One story building with basement, built in 1962 with 4,478 square
       New Concord, OH 43762        feet.

6.     Terrace Point Office
       1820 Maple Avenue            One story building with  basement, built in 1959 with 2,427 square
       Zanesville, OH 43701         feet.

7.     Zane Plaza Office
       225 N. Maysville Avenue
       Zanesville, OH 43701         One story building built in 1965 with 2,386 square feet.

8.     Dresden Office
       727 Main Street
       Dresden, OH 43821            Two story building built in 1930 with 1,000 square feet.

COUNTY
1.     Arlington Office             One story building acquired in 1977 with approximately 2,170 square
       3005 Northwest Blvd.         feet.
       Upper Arlington, OH 43221

2      Bexley Office
       2585 East Main Street        One story building acquired in 1977 with approximately 2,814 square
       Bexley, OH 43209             feet.

3.     Clintonville Office          One story building acquired in 1982 with approximately 1,847 square
       4311 North High Street       feet.
       Columbus, OH 43215

4.     Heath Office                 One story building built in 1962 with approximately 1,987 square
       580 Hebron Road              feet.
       Heath OH 43056


5.     Newark - Downtown Office     Two story building with a basement built in 1955 with approximately
       42 North Third Street        13,400 square feet.
       Newark, OH 43055

6.     Newark - 21st Street Office  One story building built in 1975 with approximately 1,600 square
       973 North 21st Street        feet. This building is located on property that is subject
       Newark, OH 43055             to a ground lease dated January 1, 1975 for a term of 99 years, with a
                                    99 year renewal option. Monthly rental payments are $450.

7.     Pataskala Office             One story building built in 1973 with approximately 1,385 square
       26 West Broad Street         feet.
       Pataskala, OH 43062

8.     Utica Office                 One story building built in 1976 with approximately 828 square feet.
       8 North Main Street
       Utica, OH 43080

BELLBROOK
1.     Main Office                  One story building built in 1971 with approximately 5,700 square
       2010 Lakeman Drive           feet.
       Bellbrook, OH 45305

The following locations are leased by FNB:

         The Sunrise Office, 80 Sunrise Center, Zanesville, Ohio, 43701, is a one story building built in 1980, containing 2,420 square feet. FNB is purchasing the land on a land contract basis. The original amount of the land contract was $75,000. The present balance of the land contract is $52,311, with monthly principal and interest payments of $903.

         The Colony Square Office, 3575 Maple Avenue, Zanesville, Ohio, 43701, is a one story building built in 1982 with 994 square feet. The building is locate on property subject to a ground lease dated February 25, 1982, with a base lease of 15 years followed by a series of five year renewal options aggregating 25 years, favoring the Bank. The current monthly rental payment is $2,300.

         The Reynoldsburg Financial Center, 6300 East Livingston Avenue, Reynoldsburg, Ohio 43068, is leased space in a supermarket. The lease is for a term of 15 years commencing March 5, 1996 and expiring March 31, 2011, with monthly rental payments of $3,583. This lease may be terminated at the option of FNB on the fifth or tenth anniversaries (March 2001 or March 2006) with 6 months prior notice.

         The Newark Financial Center, 1040 North 21st Street, Newark, Ohio, 43055, is subleased office space within a building consisting of approximately 2,400 square feet. The sublease is for a term of 50 months, commencing on August 1, 1994, and expiring September 29, 1998, with monthly rental payments of $3,870.

         The Heath Financial Center, 792 Hebron Road, Heath, Ohio, 43056, is subleased office space within a building consisting of approximately 1,700 square feet. The sublease is for a term of 50 months, commencing on August 1, 1994, and expiring September 29, 1998, with monthly rental payments of $2,500.

         The Columbus Business Financial Center, Gahanna, Ohio 43230, is leased office space within a building consisting of approximately 3,136 square feet. The lease is for a term of five (5) years, commencing September 21, 1995 and expiring on September 30, 2000, with monthly rental payments of $4,258.

         The Cleveland Loan Production Office, 6140 West Creek Road, Independence, Ohio 44131, is leased office space in a building consisting of approximately 1,443 square feet. The lease is for a term of three years commencing March 1, 1997, and expiring on February 29, 2000, with monthly rental payments of $1,503.

         The Akron/Canton Loan Production Office, 175 Montrose West Avenue, Copley Township, Ohio 44321, is leased office space in a building consisting of approximately 781 square feet. The lease is for a term of 2 years commencing June 1, 1996 and expiring on May 31, 1998, with monthly rental payments of $1,074.

         The Dayton Bellbrook Loan/Investment office, 7956 Clyo Road, Centerville, Ohio 45459, is leased office space in a building consisting of approximately 688 square feet. The lease is for a term of one (1) year commencing September 1, 1996 and expiring August 31, 1997, with monthly rental payments of $400.

The following locations are leased by County:

         The Corporate offices (including the Capitol Square branch office), 66 South Third Street, Columbus, Ohio, 43215 is a two story building with a lower level with 15,000 square feet. The lease is for a term of five years commencing August 1993 followed by a series of five year renewal options aggregating 20 years. Minimum monthly rental payments are $15,122.

         The Granville office, 143 East Broadway, Granville, Ohio, 43023 is leased space in an office building consisting of 689 square feet. The lease is for a term of 10 years commencing January, 1983 followed by one 10 year renewal option. Minimum monthly rental payments are $901.

         The Dublin Loan Production office, 6055 Tain Drive, Dublin, Ohio, 43017 is leased space in an office building consisting of 660 square feet. The lease was for at term of one year commencing February 1, 1996. This lease was not renewed.

         The Operations Center, 7099 Huntley Road, Worthington, Ohio, 43085 is leased space in an office building consisting of 12,500 square feet. The lease is in the second of 3 two year renewal periods, with monthly rental payments of $5,200.


The aggregate annual rentals paid during the Corporation's last fiscal year does not exceed five percent of its operating expenses.


ITEM 3:  LEGAL PROCEEDINGS
--------------------------

There are no material pending legal proceedings against the Company, other than ordinary litigation incidental to its business. In the opinion of management, the ultimate resolution of these proceedings will not have a material effect on the financial position of the Company.

ITEM 4 - SUMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matters were submitted for a vote of security holders of the Company during the fourth quarter of 1996.

                                     PART II
                                     -------

ITEM 5:    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
---------------------------------------------------------------------------
           MATTERS
           -------


                                         QUARTERLY MARKET AND DIVIDEND INFORMATION

                                                      Per Share Data

                                    1996                                       1995
                  ------------------------------------------ ------------------------------------------
                          MARKET PRICE           CASH                Market Price           Cash
                  ---------------------------                ---------------------------
                      HIGH          LOW         DIVIDENDS        High          Low         Dividends
                  --------------------------- -------------- --------------------------- --------------

1st  Quarter           $  35.50    $   29.50       $ .25          $  26.00     $  24.00       $ .23
2nd  Quarter              36.50        30.50         .25             27.00        24.00         .23
3rd  Quarter              32.00        27.25         .25             28.00        26.00         .23
4th  Quarter              32.00        28.25         .26             31.00        26.50         .25


QUARTERLY MARKET AND DIVIDEND INFORMATION

         On April 30 1993, the Company's common stock commenced trading on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market System under the symbol BFOH. The high and low market prices represent high and low sales prices for the Company's common stock as furnished to the Company by NASDAQ. There were 1,167 and 1,164 shareholders of the Company's common stock at December 31, 1996 and 1995, respectively. The Company plans to continue to pay quarterly cash dividends. The ability of the Company to pay cash dividends is based upon receiving dividends from its Banking Subsidiaries, as well as existing cash balances. As discussed in Note 15 to the consolidated financial statements, certain restrictions exist regarding the ability of the Banking Subsidiaries to pay dividends.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY
-------------------------------------------------------------


                                                                   AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------
                                                       1996 (5)       1995         1994         1993          1992
                                                     -----------  ------------  -----------  ----------   ----------
                                                                          (DOLLARS IN THOUSANDS)

STATEMENT OF INCOME DATA:
  Interest income                                    $    53,177  $    34,063   $   27,652   $   24,863   $   25,087
  Interest expense                                        28,630       16,357       11,259        9,321       10,310
                                                        --------     --------      -------      -------      -------
  Net interest income                                     24,547       17,706       16,393       15,542       14,777
  Provision for possible loan losses                       1,257          967          338          799        1,044
  Non-interest income                                      6,258        4,984        3,801        3,569        2,873
  Non-interest expense                                    21,235       12,805       11,410       10,568        9,702
                                                        --------     --------      -------      -------      -------
  Income before income taxes                               8,313        8,918        8,446        7,744        6,904
  Provision for federal income tax                         2,354        2,706        2,572        2,323        1,986
                                                        --------     --------      -------      -------      -------
  Net income                                         $     5,959  $     6,212   $    5,874   $    5,421   $    4,918
                                                       =========    =========     ========     ========     ========
PER SHARE DATA: (1)
  Net income                                         $      1.78  $      2.09   $     1.98   $     1.82   $     1.65
  Dividends                                                 1.01         0.94         0.89         0.82         0.73
  Book value                                               19.57        16.82        14.76        14.23        13.19
  Tangible book value                                      16.01        16.80        14.72        14.17        13.12
BALANCE SHEET DATA:
  Total assets                                       $ 1,056,920  $   476,429   $  429,384   $  387,202   $  355,923
  Loans                                                  721,855      268,818      247,943      212,083      183,334
  Allowance for possible loan losses                       6,599        3,307        3,095        3,007        2,384
  Securities                                             284,576      178,252      153,595      148,724      147,916
  Deposits                                               732,689      348,545      320,836      310,586      310,118
  Borrowings                                             236,609       74,135       63,525       32,986        4,900
  Shareholders' equity                                    77,894       50,010       43,844       42,295       39,350
PERFORMANCE RATIOS:
  Return on average assets                                  0.85%        1.38%        1.48%        1.51 %       1.47%
  Return on average equity                                 10.05        13.05        13.28        13.19        12.85
  Net interest margin                                       3.78         4.27         4.49         4.78         4.88
  Interest rate spread                                      3.22         3.55         3.89         4.22         4.26
  Non-interest income to average assets                     0.90         1.11         0.95         0.99         0.83
  Non-interest expense to average assets(2)                 2.59         2.84         2.87         2.94         2.81
  Efficiency ratio(3)                                      57.33        56.63        56.10        56.09        55.08
ASSET QUALITY RATIOS:
  Non-performing loans to total loans                       0.35         0.38         0.21         0.19         0.46
  Non-performing assets to total assets                     0.29         0.22         0.12         0.11         0.24
  Allowance for possible loan losses
    to total loans                                          0.91         1.23         1.25         1.42         1.30
  Allowance for possible loan losses to
    non-performing loans                                   258.0        322.9        608.1        731.6        284.8
  Net charge-offs to average loans                           .19         0.29         0.11         0.09         0.23
CAPITAL RATIOS:(4)
  Shareholders' equity to total assets                      7.37        10.50        10.21        10.92        11.06
  Tier 1 capital to total assets                            6.06        10.49        10.18        10.89        11.01
  Tier 1 capital to risk-weighted assets                   10.08        17.70        20.32        20.90        19.90

----------------

(1)   Per share data has been restated to reflect all stock dividends and stock splits.
(2)   Excludes nonrecurring charges totaling $2,632 in 1996.
(3)   The efficiency ratio is equal to non-interest expense (excluding nonrecurring charges) less amortization of intangible assets divided by net interest income plus non-interest income less gains or losses on securities transactions.
(4)   For definitions and further information relating to the Company's regulatory capital requirements, see
      "Supervision and Regulation."
(5)   The Company's acquisition of County in August 1996 significantly affects the comparability of the Company's results of operations for prior years.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS OF THE COMPANY
         ----------------------------

         For a comprehensive understanding of the Company's financial condition and performance, this discussion should be considered in conjunction with the Company's Consolidated Financial Statements, accompanying notes, and other information contained elsewhere herein.

         This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its Banking Subsidiaries operate); competition for the Company's customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company's customers; delays in, customer reactions to, and other unforeseen complications with respect to, the implementation of the Company's planned integration of County; and other risks detailed in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

OVERVIEW

         The reported results of the Company primarily reflect the operations of the Company's bank and thrift subsidiaries. The Company's results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the primary contributor to the Company's income is net interest income, which is defined as the difference between the interest the Company earns on interest-earning assets, such as loans and securities, and the interest the Company pays on interest-bearing liabilities, such as deposits and borrowings. The Company's operations are also affected by non-interest income, such as checking account and trust fees and gains from sales of loans. The Company's principal operating expenses, aside from interest expense, consist of salaries and employee benefits, occupancy costs, federal deposit insurance assessments and other general and administrative expenses.

         On August 14, 1996, the Company acquired County in a transaction accounted for under the purchase method of accounting for business combinations. Accordingly, the Company's consolidated financial statements include the operating results of County from the date of acquisition. At the time of acquisition, County had approximately $554 million in total assets, $411 million in loans and $365 million in total deposits. The Company also recorded goodwill and other intangible assets of $14.5 million as a result of the application of purchase accounting. Funding for the acquisition was provided by proceeds from the issuance of 1 million shares of common stock, $15 million of bank borrowings and approximately $7 million of available cash.

         On June 30, 1995 the Company acquired Bellbrook in a transaction accounted for under the pooling-of-interests method of accounting for business combinations. Accordingly, the Company's consolidated financial statements have been restated for the periods prior to the transaction to include Bellbrook.

         Average Balances and Yields. The following tables presents, for each of the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and percentage rates, and the net interest margin. Net interest margin is calculated on a fully tax equivalent basis ("FTE"), and refers to net interest income divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. FTE income includes tax exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate. All average balances are daily average balances. Non-accruing loans are included in average loan balances.



                                                                               YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------------------------------
                                                           1996                        1995                         1994
                                              ------------------------------- --------------------------  --------------------------
                                                AVERAGE    INCOME/    YIELD/  AVERAGE  INCOME/   YIELD/   AVERAGE   INCOME/  YIELD/
                                                BALANCE    EXPENSES   RATE(1) BALANCE  EXPENSES  RATE(1)  BALANCE   EXPENSES RATE(1)
                                              -----------  ---------  ------- -------- -------- --------  --------  -------- -------
                                                                               (DOLLARS IN THOUSANDS)

Securities:
  Taxable                                          $191,758  $ 13,082  6.82%   $143,206  $ 9,631   6.73%  $125,072 $  7,846    6.27%
  Tax-exempt                                         25,632     1,983  7.74      21,931    1,738   7.92     19,019    1,497    7.87
                                                   --------  --------          --------  -------          -------- --------
         Total securities                           217,390    15,065  6.93     165,137   11,369   6.88    144,091    9,343    6.48
Loans (2):
  Commercial                                        186,409    18,121  9.72     108,189   10,836  10.02     98,606    8,543    8.66
  Real estate                                       197,505    14,645  7.42     104,978    8,319   7.92     99,476    7,495    7.53
  Consumer                                           61,600     5,810  9.43      48,539    4,016   8.27     34,200    2,770    8.10
                                                   --------  --------          --------  -------          -------- --------
         Total loans                                445,514    38,576  8.66     261,706   23,171   8.85    232,282   18,808    8.10
Federal funds sold                                    5,055       268  5.30       3,510      193   5.50      2,711      116    4.28
                                                   --------  --------          --------  -------   ----   -------- --------    ----
         Total earning assets(3)                    667,959    53,909  8.07%    430,353   34,733   8.07%   379,084   28,267    7.46%
                                                   --------  --------  ----    --------  -------   ----   -------- --------    ----
Non-interest-earning assets                          30,423                      20,066                     18,930
                                                   --------                    --------                   --------
Total assets                                       $698,382                    $450,419                   $398,014
                                                   ========                    ========                   ========
Interest-bearing deposits:
  Demand and savings deposits                      $170,835  $ 4,546   2.66    $155,480    4,417   2.84    168,938   4,420     2.62
  Time deposits                                     288,100   16,393   5.69     142,987    8,008   5.60    111,467   4,964     4.45
                                                   --------  --------          --------  -------          -------- --------
         Total                                      458,935   20,939   4.56     298,467   12,425   4.16    280,405   9,384     3.35
Borrowings                                          131,818    7,693   5.84      63,488    3,932   6.19     35,532   1,875     5.28
                                                   --------  --------  ----    --------  -------   ----   -------- --------    ----
         Total interest-bearing liabilities         590,753   28,632   4.85%    361,955   16,357   4.52%   315,937  11,259     3.56%
                                                             --------  ----              -------   ----            --------    ----
         Non-interest-bearing deposits               41,520                      38,310                     35,823
                                                     ------                      ------                     ------
         Total interest-bearing liabilities
           and non-interest-bearing deposits        632,273                     400,265                    351,760
Accrued expenses and other                            6,796                       2,555                      2,017
                                                   --------                    --------                   --------
         Total liabilities                          639,069                     402,820                    353,777
         Shareholders' equity                        59,313                      47,599                     44,237
                                                   --------                    --------                   --------
Total liabilities and shareholders' equity         $698,382                    $450,419                   $398,014
                                                   ========                    ========                   ========
Net interest income and interest rate spread(4)              $25,277   3.22%             $18,376   3.55%           $17,008     3.89%
                                                             =======   ====              =======   ====            =======     ====
Net interest margin(5)                                                 3.78%                       4.27%                       4.49%
Average interest-earning assets to average
  interest-bearing liabilities                        113.1%                     118.9%                      120.0%

(1)   Calculated on an annualized basis.
(2)   Non-accrual loans are included in the average loan balances,
(3)   Computed on an FTE basis utilizing a 34% tax rate. The applicable adjustments were $730, $672 and $579 for the years ended December 31, 1996, 1995 and 1994, respectively.
(4)   Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)   The net interest margin represents net interest income as a percentage of average interest-earning assets.

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


DECEMBER 31,
                                                   1996 VS. 1995                                      1995 VS. 1994
                                                INCREASE (DECREASE)                                INCREASE (DECREASE)
                                     -------------------------------------------        -------------------------------------------
                                       VOLUME           RATE           TOTAL               VOLUME           RATE            TOTAL
                                     -----------    ------------   ------------         -------------   ------------    ------------
(IN THOUSANDS)

Interest-earning assets:
Loans:
  Commercial                        $      7,613   $        (328)  $       7,285        $         880   $      1,413   $      2,293
  Real estate                              6,893            (567)          6,326                  426            398            824
  Consumer                                 1,180             614           1,794                1,185             61          1,246
                                       ---------      ----------      ----------           ----------      ---------      ---------
  Total loans                             15,686            (281)         15,405                2,491          1,872          4,363
  Securities:
    Taxable                                3,310             141           3,451                1,192            593          1,785
    Tax-exempt                               287             (42)            245                  231             10            241
                                       ---------      ----------      ----------           ----------      ---------      ---------
  Total securities                         3,597              99           3,696                1,423            603          2,026
  Federal funds sold                          82              (7)             75                   39             38             77
                                       ---------      ----------      ----------           ----------      ---------      ---------
  Total interest-earning
    assets(1)                             19,365            (189)         19,176                3,953          2,513          6,466
                                       ---------      ----------      ----------           ----------      ---------      ---------
Interest-bearing liabilities:
  Deposits:
    Demand and savings deposits              419            (290)            129                 (366)           363             (3)
    Time deposits                          8,255             130           8,385                1,593          1,451          3,044
                                       ---------      ----------      ----------           ----------      ----------     ---------
  Total interest-bearing deposits          8,674            (160)          8,514                1,227          1,814          3,041
    Borrowings                             4,000            (239)          3,761                1,685            372          2,057
                                       ---------      ----------      ----------           ----------      ---------      ---------
  Total interest-bearing
    liabilities                           12,675            (400)         12,275                2,912          2,186          5,098
                                       ---------      ----------      ----------           ----------      ----------     ---------
  Net interest income               $      6,690   $         211   $       6,901        $       1,041   $        327   $      1,368
                                      ==========     ===========     ===========          ===========     ==========     ==========

(1)   Computed on a fully tax-equivalent basis, assuming a tax rate of 34%.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

         Net Income. Net income of the Company totaled $6.0 million for the year ended December 31, 1996, a decrease of $253,000, or 4.1% from 1995. Earnings per share in 1996 equaled $1.78, compared to $2.09 in 1995, a 14.8% decrease. Operating results in 1996 include after tax charges of $1.5 million for the one-time special assessment to recapitalize the SAIF and $213,000 for restructuring costs incurred in connection with the consolidation of overlapping operations of the Company's banking and thrift subsidiaries. Net interest income and non-interest income increased 38.6% and 25.6%, respectively, in 1996 as compared to 1995 while the provision for possible loan losses and non-interest expense increased 30.0% and 65.8%, respectively. The Company's net interest margin decreased to 3.78% in 1996 as compared to 4.27% in 1995, primarily reflecting the lower net interest margin on County's interest earning assets as well as the interest cost on acquisition related borrowings. Increases in non-interest income resulted from higher gains on sales of the guaranteed portion of SBA loans, higher levels of fee income and the inclusion of County's operating results from August 14, 1996. The provision for possible loan losses increased primarily due to an increase in net charge-offs as well as an increase in loan delinquencies. Non-interest expense increased due to the non-recurring charges noted above as well as the inclusion of County's operating expenses and higher cost associated with the expansion of trust and other operating activities. The Company's return on average assets and return on average equity were .85% and 10.05%, respectively, in 1996, compared to 1.38% and 13.05%, respectively, in 1995. Excluding the nonrecurring charges noted above, the Company's return on average assets and return on average equity in 1996 were 1.10% and 12.98%, respectively. The lower return on assets in 1996 compared to 1995 resulted primarily from the lower earnings contribution of County relative to its average assets.

         Interest Income. Total interest income increased 56.1% to $53.2 million for 1996, compared to $34.1 million for 1995. This increase resulted from a $237.6 million, or 55.2%, increase in average interest-earning assets in 1996. The average balance of loans increased $183.8 million, or 70.2%. These increases resulted primarily from the acquisition of County which contributed $209.0 million of the increase in average earning assets and $161.9 million of the increase in average loans.

         The weighted average yield on interest-earning assets was 8.07% in 1996, basically unchanged from 1995, reflecting the relatively stable interest rate environment in 1996. The Company's yield on average loans decreased from 8.85% in 1995 to 8.66% in 1996 This resulted primarily from a slightly lower yield on County's loan portfolio due to a higher portion of such loans consisting of lower yielding residential mortgage loans. Yields on the investment portfolio remained relatively stable, increasing from 6.88% in 1995 to 6.93% in 1996.

         Interest Expense. Total interest expense increased 75.0% to $28.6 million for 1996 as compared to $16.4 million for 1995. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding and due to a higher cost of funds during 1996 as compared to 1995. The average balance of deposit accounts increased $160.5 million, or 53.8%, to $458.9 million in 1996 as compared to $298.5 million in 1995. Average interest-bearing liabilities increased 63.2%, from $362.0 million to $590.8 million. These increases also primarily resulted from the acquisition of County which contributed $195.2 million to the increase in average interest bearing liabilities and $138.4 million to the increase in total deposits. The Company's marketing efforts and continued deposit growth at new branch offices as well as funding required by the Company's asset growth strategies also contributed to the increase in average interest-bearing liabilities.

         The Company's cost of funds increased to 4.85% in 1996 as compared to 4.52% in 1995 primarily due to a higher cost of funds associated with County's interest-bearing liabilities. The cost of funds was also affected by the continued shift by customers into higher yielding certificates of deposit.

         Provision for Possible Loan Losses. The provision for possible loan losses increased 30.0% to $1.3 million in 1996, as compared to $967,000 in 1995. The increase in the provision for possible loan losses was affected by a higher level of net charge-offs, $826,000 versus $755,000 during 1996 and 1995, respectively, as well as a higher level of non-performing loans. Total non-performing loans increased to $2.6 million at December 31, 1996, from $1.0 million at December 31, 1995, with County adding $482,000 to the 1996 total. The allowance for possible loan losses at December 31, 1996 was $6.6 million, or
 .91% of total loans and 258.0% of non-performing loans compared to $3.3 million, or 1.23% of total loans and 322.9% of non-performing loans at December 31, 1995. Management's estimate of the adequacy of its allowance for possible loan losses is based upon its continuing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix and selected credits are factors that affect judgments concerning the adequacy of the allowance.

         Non-Interest Income. Total non-interest income increased 25.6% to $6.3 million in 1996, as compared to $5.0 million in 1995. The increase in 1996 was a result of a $838,000 increase in fees and other income, $321,000 of which was contributed by County. This increase was also a result of a $529,000 increase in gains on sales of loans. During 1996, the Company sold approximately $14.4 million of the guaranteed portion of its SBA loan originations in the secondary market compared to $11.5 million in 1995, realizing gains of $1.8 million compared to $1.3 million.

         Customer service fees, representing service charges on deposits and fees from other banking services, increased 5.4% in 1996, to $1.8 million, from $1.7 million in 1995. This increase resulted from increased basic fee structures as well as from fee income contributed by County to the 1996 results. Trust income increased 15.3% to $1.5 million in 1996, from

$1.3 million in 1995. The growth in trust and custodian fee income resulted primarily from the expansion of the Company's customer base and higher asset values. The $553,000 increase in other income to $1.1 million in 1996 compared to $565,000 in 1995 was primarily attributable to County's loan service fee and related income as well as a higher volume of fee related accounts in 1996 compared to 1995.

         The following table sets forth the Company's non-interest income for the periods indicated:


                                                       YEAR ENDED DECEMBER 31,
                                             -----------------------------------------
                                                 1996           1995           1994
                                             -----------     -----------    ----------
                                                           (IN THOUSANDS)

Trust and custodian fees                     $     1,451     $     1,259    $    1,129
Customer service fees                              1,807           1,714         1,726
Investment securities gains (losses)                  43             136           (57)
Gain on sale of loans                              1,839           1,310           668
Other                                              1,118             565           335
                                                --------        --------       -------
         Total                               $     6,258     $     4,984    $    3,801
                                               =========       =========      ========

         Non-Interest Expense. Total non-interest expense increased $8.4 million, or 65.8%, to $21.2 million in 1996 as compared to $12.8 million in 1995. Included in the 1996 totals are pretax charges of $2.3 million for the one time special SAIF assessment and $323,000 for restructuring costs incurred in connection with the consolidation of overlapping operations, previously discussed. In addition, other non-interest expenses added by County that are included in the 1996 results totaled $3.8 million. Excluding nonrecurring expenses and non-interest expenses added as a result of the County acquisition, total non-interest expenses were $14.6 million in 1996 compared to $12.8 million in 1995, representing an increase of $1.8 million or 13.8%. This increase generally resulted from expansion of the Company's operating activities over the past year.

         The following table sets forth the Company's non-interest expense for the periods indicated:


                                                         YEAR ENDED DECEMBER 31,
                                               -----------------------------------------
                                                   1996           1995           1994
                                               -----------     -----------    ----------
                                                             (IN THOUSANDS)

Salaries and employee benefits                 $     9,995     $     6,866    $    6,071
Net occupancy expense                                1,221             752           643
Furniture and equipment expense                        564             408           415
Data processing expense                                831             647           521
Taxes other than income taxes                          709             518           496
Federal deposit insurance                            2,697             430           717
Amortization of intangibles                            549              28            28
Other                                                4,669           3,156         2,519
                                                  --------        --------       -------
         Total                                 $    21,235     $    12,805    $   11,410
                                                 =========       =========      ========

         Salaries and employee benefits accounted for approximately 47.1% of total non-interest expense in 1996 compared to 53.6% in 1995. The average full time equivalent staff level was 274 in 1996 compared to 196 in 1995. Salaries and employee benefits increased 45.6%, from $6.9 million in 1995 to $10.0 million in 1996, with $2.0 million of the increase added by County. In general, higher salaries and employee benefits costs resulted from the Company's continued market expansion as well as new product offerings.

         Net occupancy expense increased 62.4% to $1.2 million in 1996 from $752,000 in 1995. This increase resulted from occupancy expenses of $407,000 added by County with the remainder attributed to the expansion of the Company's small business lending centers and the opening of a supermarket branch in July 1996.

         Furniture and equipment expense increased $156,000, or 38.2% in 1996. In addition to expenses of $108,000 added by County, the increase in furniture and equipment expense was due principally to higher depreciation costs.

         Data processing expense increased $184,000 in 1996, or 28.4% to $831,000 from $647,000 in 1995. In addition to $112,000 of expenses added by County, higher costs in 1996 resulted from the expansion of technology throughout the Company to enhance customer service, increase efficiencies and improve information management systems.

         Taxes other than income taxes increased $191,000, or 36.9%, in 1996 compared to 1995. This increased resulted from $140,000 of expenses added by County as well as from higher equity levels (on which such taxes are based) of the Banking Subsidiaries.

         Excluding the special one time SAIF assessment of $2.3 million, Federal deposit insurance expense decreased $42,000 to $388,000 in 1996 from $430,000 in 1995. This decrease resulted from lower Bank Insurance Fund premium assessment rates that took effect during the second quarter of 1995, more than offsetting deposit insurance costs of $349,000 added by County.

         Amortization of goodwill and other intangibles resulting from the application of purchase accounting in connection with the County acquisition totaled $521,000 during 1996 with no comparable amount in 1995.

         Increases in other non-interest expenses, excluding nonrecurring charges of $323,000 and expenses of $395,000 added by County, totaled $795,000 and were primarily related to the expanded volume of business activities.

         The efficiency ratio is one method used in the banking industry to assess profitability. It is defined as non-interest expense less amortization expense divided by the net revenue stream, which is the sum of net interest income on a tax-equivalent basis and non-interest income excluding net investment securities gains or losses. The Company's efficiency ratio (excluding nonrecurring charges) was 57.3% for 1996, as compared to 56.6% for 1995. Controlling costs and improving productivity as measured by the efficiency ratio, is considered by management a primary factor in enhancing performance. Operating expense levels increased slightly in 1996 as a result of the Company's expansion into new markets, increase growth and volume of activities, and overall inflation.

         Provision for Income Taxes. The provision for Federal income taxes decreased $352,000 to $2.4 million in 1996, for an effective tax rate of 28.3%. This compared to Federal income tax expense of $2.7 million in 1995 which represented an effective tax rate of 30.3%. The decrease in expense in 1996 resulted from the overall decrease in the level of taxable earnings. The effective tax rate for each period differs from the federal statutory rate of 34% principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

         Net Income. Net income of the Company totaled $6.2 million for the year ended December 31, 1995, an increase of $338,000, or 5.8%, from 1994. Earnings per share in 1995 equaled $2.09, compared to $1.98 in 1994, a 5.6% increase. The higher earnings for 1995 resulted primarily from a $1.3 million, or 8.0%, increase in net interest income and a $1.2 million, or 31.1%, increase in non-interest income, which were partially offset by a $629,000, or 186.1%, increase in the provision for possible loan losses, and a $1.4 million, or 12.2%, increase in non-interest expense. The Company's net interest margin declined to 4.27% for 1995 as compared to 4.49% for 1994, largely as a result of market-driven increases in interest rates, the shift in mix of deposits toward higher cost time deposits and the Company's growth strategy of utilizing long-term borrowings to more fully leverage its capital to enhance overall earnings. The spread between the rate on such borrowings and the assets they funded was more narrow than the Company's existing net interest margin and spread. Non-interest income showed a significant increase due to increased originations of SBA loans and sales of the guaranteed portion of such loans. The provision for possible loan losses increased primarily due to an increase in the size of the loan portfolio and an increase in net charge-offs. Non-interest expense increased due to the expansion of operations. The Company's return on average assets and return on average equity were 1.38% and 13.05%, respectively, in 1995, as compared to 1.48% and 13.28%, respectively, in 1994.

         Interest Income. Total interest income increased 23.2% to $34.1 million for 1995 as compared to $27.7 million for 1994. This increase primarily resulted from a $51.3 million, or 13.5%, increase in average interest-earning assets during 1995. The average balance of loans increased 12.7% from $232.3 million in 1994 to $261.7 million in 1995, as a result of the implementation of the Company's growth strategy.

         The weighted average yield on interest-earning assets increased to 8.07% during 1995, as compared to 7.46% during 1994, as a result of the generally higher interest rate environment. The Company's yield on average loans increased from 8.10% during 1994 to 8.85% during 1995. The average yield on investment securities increased from 6.48% to 6.88% during the same period. The rate earned on interest-earning assets increased more slowly during the period than the cost of funds because increases in rates of adjustable rate loans generally lag the market due to contractual limitations on the timing of adjustments.

         Interest Expense. Total interest expense increased 45.3% to $16.4 million for 1995, as compared to $11.3 million for 1994. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding and due to a higher cost of funds during 1995. Average interest-bearing liabilities increased $46.0 million, or 14.6%, to $362.0 million during 1995, reflecting the Company's efforts to leverage its capital position. The average balance of deposit accounts increased $20.5 million, or 6.5%, to $336.8 million in 1995 compared to $316.2 million in 1994, as a result of the implementation of the Company's growth strategy. Average borrowings increased $28.0 million, or 78.7%, from $35.5 million to $63.5 million.

         The Company's cost of funds increased to 4.09% in 1995 from 3.20% in 1994, generally due to higher overall levels of interest rates as well as the relative increase in borrowings and a shift in mix of deposits toward higher cost time deposits. The Company's average balance of deposits held as certificates increased 28.3% from 1994 to 1995.

         Provision for Possible Loan Losses. The provision for possible loan losses increased 186.1% to $967,000 in 1995, as compared to $338,000 in 1994. The increase reflected overall loan growth coupled with a higher level of net charge-offs, $755,000 versus $250,000. The allowance for possible loan losses at December 31, 1995 was $3.3 million, or 1.23% of total loans, as compared to $3.1 million, or 1.25% of total loans, at the same date in 1994.

         Non-Interest Income. Total non-interest income increased 31.1% to $5.0 million in 1995, as compared to $3.8 million in 1994 due to a sharp increase in gain on sale of loans. Gain on sale of loans was $1.3 million in 1995 as compared to $668,000 in 1994. The increase was associated with the Company's activities in the SBA lending programs. Customer service fees, representing service charges on deposits and fees from other banking services, decreased 0.7% in 1995, to $1.7 million. The slight decrease was volume-related, resulting from a shift of deposits from demand and savings deposits into time deposits. Trust income increased 11.5% to $1.3 million in 1995, from $1.1 million in 1994. Growth in trust income resulted primarily from the expansion of the Company's customer base and higher asset values.

         Net investment securities gains amounted to $136,000 in 1995, compared to net losses of $57,000 in 1994, an increase of $193,000. The gains in 1995 resulted from opportunities presented by falling interest rates to restructure the available-for-sale investment portfolio to extend maturities, diversify the portfolio and maintain average yields. The loss in

1994 resulted from the sale of lower yielding available-for-sale securities and reinvestment of the proceeds into higher yielding securities in the rising rate environment.

         Other sources of income totaled $565,000 in 1995, an increase of 68.7% from $335,000 in 1994. The increase was principally the result of expanded fee-based product offerings to businesses and individuals.

         Non-Interest Expense. Total non-interest expense increased 12.2% to $12.8 million in 1995, as compared to $11.4 million in 1994. During 1995, the Company incurred certain expenses in connection with its acquisition of Bellbrook. Also, late in 1994, FNB opened two financial centers in Licking County, expanded operating hours at certain locations, expanded its Columbus small business lending center and opened a small business lending center in Cleveland.

         Salaries and employee benefits accounted for approximately 53.6% of total non-interest expense in 1995, compared to 53.2% in 1994. The average full-time equivalent staff level was 196 in 1995, compared to 186 in 1994. Salaries and employee benefits increased 13.1%, from $6.1 million in 1994 to $6.9 million in 1995. The higher salaries and employee benefits were principally due to the Company's market expansion and new product offerings, and merit and cost of living increases.

         In September 1995, FNB received a reimbursement of FDIC assessments of approximately $171,000 resulting from the retroactive reduction of BIF assessments following the recapitalization of the BIF. At that time, assessment levels were adjusted from $0.23 per $100 of deposits to $0.04 per $100 of deposits.

         Net occupancy expense was $752,000, or 17.0%, higher in 1995 than the net occupancy expense of $643,000 in 1994. The higher net occupancy expense was primarily the result of costs associated with a full year's cost of operating the two Licking County financial centers which were opened during 1994, the Cleveland small business lending center, and the expansion of the Columbus small business lending center.

         Furniture and equipment expense decreased 1.7% in 1995. The decrease in furniture and fixture expense in 1995 was due principally to a decrease in depreciation expense. The additional expense in 1995, associated with the full year's depreciation for assets related to new locations opened in 1994, was more than offset by the decrease in 1995 expense associated with items which became fully depreciated in 1995 or late 1994.

         The Company's information services expense increased 24.2% in 1995, to $647,000, from $521,000. The higher costs associated with data and information processing activities were primarily due to the expansion of technology throughout the Company to enhance customer service, increase efficiencies and improve information management systems.

         Other increases in non-interest expense were primarily related to the expanded volume of business activities. Analyzed on a relative basis, non-interest expense improved in 1995, with total non-interest expense expressed as a percentage of average assets of 2.84% in 1995, as compared to 2.87% in 1994. The Company's efficiency ratio was 56.6% for 1995, slightly higher than the ratio for 1994 of 56.1%.

         Provision for Income Taxes. The provision for federal income taxes increased to $2.7 million in 1995, for an effective tax rate of 30.3%. This compared to federal income tax expense of $2.6 million in 1994, which represented an effective tax rate of 30.5%. The increase in expense in 1995 resulted from an overall increase in the level of taxable earnings. The difference between the effective rates and the federal statutory rate of 34% related principally to tax-exempt income from obligations of states and political subdivisions and non-taxable loans.

ASSET QUALITY

         Non-Performing Assets. To maintain the level of credit risk of the loan portfolio at an appropriate level, management sets underwriting standards and internal lending limits and provides for proper diversification of the portfolio by placing constraints on the concentration of credits within the portfolio. In monitoring the level of credit risk within the loan portfolio, management utilizes a formal loan review process to monitor, review, and consider relevant factors in evaluating specific credits in determining the adequacy of the allowance for possible loan losses. The Banking Subsidiaries formally document their evaluation of the adequacy of the allowance for possible loan losses on a quarterly basis and the evaluations are reviewed and discussed with their respective boards of directors.

         Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as "other real estate owned" until such time as it is sold or otherwise disposed of. The Company owned $539,000 of such property at December 31, 1996 and $24,000 at December 31, 1995.

         Non-performing loans totaled $2.6 million, or 0.35% of total loans, at December 31, 1996, compared to $1.0 million, or 0.38% of total loans, at year-end 1995. Non-performing assets totaled $3.1 million, or 0.29% of total assets at December 31, 1996, compared to $1.0 million, or 0.22% of total assets, at December 31, 1995. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the table below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms. The following is an analysis of the composition of non-performing assets:



                                                                                 DECEMBER 31,
                                                 1996              1995             1994              1993             1992
                                            --------------    --------------    --------------   --------------    --------
                                                                            (DOLLARS IN THOUSANDS)

Non-accrual loans                           $          991    $         440     $         237    $         181     $         772
Accruing loans 90 days or more
  past due                                           1,567              584               272              230                65
                                               -----------       ----------        ----------       ----------        ----------
Total non-performing loans                           2,558            1,024               509              411               837
Other real estate owned                                539               24                --               --                --
                                               -----------       ----------        ----------       ----------        ----------
Total non-performing assets                 $        3,097    $       1,048     $         509    $         411     $         837
                                              ============      ===========       ===========      ===========       ===========
Non-performing loans to total loans                   0.35%            0.38%             0.21%            0.19 %            0.46%
Non-performing assets to total
  assets                                              0.29%            0.22%             0.12%            0.11 %            0.24%

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


                                                                      YEAR ENDED DECEMBER 31,
                                                1996           1995         1994          1993         1992
                                            -----------    ----------    ----------   -----------    --------
                                                                     (DOLLARS IN THOUSANDS)

Balance at beginning of period                $   3,307     $   3,095     $   3,007     $   2,384    $   1,731
Charge-offs:
  Residential mortgage                              (12)          (10)           (3)           --           (8)
  Construction mortgage                              --            --            --            --           --
  Commercial                                        (67)         (373)          (15)          (21)         (17)
  Consumer                                       (1,020)         (479)         (302)         (242)        (498)
                                              ---------     ---------     ---------     ---------    ---------
     Total charge-offs                           (1,099)         (862)         (320)         (263)        (523)
                                              ---------     ---------     ---------     ---------    ---------
Recoveries:
  Residential mortgage                                5             2            --            --           --
  Construction mortgage                              --            --            --            --           --
  Commercial                                         41            12             1             3            7
  Consumer                                          227            93            69            84          125
                                              ---------     ---------     ---------     ---------    ---------
     Total recoveries                               273           107            70            87          132
                                              ---------     ---------     ---------     ---------    ---------
Net charge-offs                                    (826)         (755)         (250)         (176)        (391)
Provision charged to operations                   1,257           967           338           799        1,044
County's allowance for possible loan losses
  at time of acquisition                          2,861
                                              ---------     ---------     ---------     ---------    ---------
Balance at end of period                      $   6,599     $   3,307     $   3,095     $   3,007    $   2,384
                                              =========     =========     =========     =========    =========
Loans outstanding at end of period            $ 721,855     $ 268,818     $ 247,943     $ 212,083    $ 183,334
Average loans outstanding                     $ 445,514     $ 261,706     $ 232,282     $ 196,393    $ 170,142
Allowance as a percent of
  loans outstanding                                0.91%         1.23%         1.25%         1.42%        1.30%
Net charge-offs to average loans                   0.19%         0.29%         0.11%         0.09%        0.23%
Allowance for possible loan
  losses to non-performing loans                  258.0%        322.9%        608.1%        731.6%       284.8%

         The allowance for possible loan losses totaled $6.6 million at December 31, 1996, representing 0.91% of total loans, compared to $3.3 million at December 31, 1995, or 1.23% of total loans. Charge-offs represent the amount of loans actually removed as earning assets from the balance sheet due to uncollectibility. Amounts recovered on previously charged-off assets are netted against charge-offs, resulting in net charge-offs for the period. Net loan charge-offs for the year ended December 31, 1996 were $826,000, compared to net charge-offs of $755,000 for the year ended December 31, 1995. Charge-offs have been made in accordance with the Company's standard policy and have occurred primarily in the commercial and consumer loan portfolios.

         The allowance for possible loan losses as a percentage of non-performing loans ("coverage ratio"), was 258.0% at December 31, 1996, compared to 322.9% at the end of 1995. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the adequacy of the allowance by management. Total non-performing loans as a percentage of total loans remained a relatively low 0.35% of total loans. The increase in non-performing loans resulted from County's non-performing loans of $482,000 as well as from increases in the volume of consumer installment and single family residential real estate loans.

COMPARISON OF DECEMBER 31, 1996 AND DECEMBER 31, 1995 FINANCIAL CONDITION

         Total assets amounted to $1.1 billion at December 31, 1996, as compared to $476.4 million at December 31, 1995, an increase of $580.5 million, or 121.8%. The acquisition of County provided $550.0 million of asset growth while internal growth amounted to $30.5 million, or 6.4%.

         Total investment securities increased by $106.3 million to $284.6 million. The acquisition of County added $101.6 million of investment securities while the remainder of the Company's securities portfolio increased $4.8 million. The Company's general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its investment securities as available-for-sale. At December 31, 1996, 83.6% of the total investment portfolio was classified as available-for-sale, while those securities which the Company intends to hold to maturity represented the remaining 16.4%. This compares to 95.3% and 4.7% classified as available-for-sale and held to maturity, respectively, at December 31, 1995.

         Total loans increased $453.0 million, or 168.5%, to $721.9 million at December 31, 1996. The acquisition of County provided $427.9 million of growth while internal growth totaled $25.1 million, or 9.3% from year end 1995. This overall increase in the loan portfolio was consistent with the Company's continued strategy of increasing assets and improving yields on earning assets while adhering to prudent underwriting standards.

         Premises and equipment increased $3.8 million to $8.0 million at December 31, 1996 with $3.2 million of this increase resulting from the acquisition of County. Also, increases occurred as a result of the Company's continued expansion of markets and services.

         Deposits totaled $732.7 million at December 31, 1996, an increase of $384.1 million over the balance at December 31, 1995. The acquisition of County provided $363.0 million of deposit growth while internal growth amounted to $21.1 million, or 6.1%. The increase attributable to internal growth resulted from marketing efforts and continued growth at new branch offices. Total interest-bearing deposits accounted for 92.3% of total deposits at December 31, 1996 as compared to 88.0% at December 31, 1995.

         Total borrowings increased $162.5 million to $236.6 million at December 31, 1996, as compared to $74.1 million at December 31, 1995. This increase resulted primarily from County's total borrowings of $136.9 million at December 31, 1996 as well as $15.0 million of new borrowings obtained by the Company to partially fund the acquisition of County. In connection with this borrowing, the Company entered into a $15.0 million loan agreement with LaSalle National Bank ("LaSalle"). Pursuant to the loan agreement, the Company could borrow up to $15.0 million in the form of a seven-year term loan expiring September 1, 2003, with interest payable at a floating rate equal to LIBOR plus 1.35%. The Company is required to make quarterly interest payments, and will be required to make annual principal payments beginning in February 1998, based upon a 10-year amortization. The Company has pledged all of the stock of FNB as security for the loan. The loan agreement contains certain financial covenants which requires that (i) the Company maintain a minimum ratio of total capital to risk-weighted assets of 10%; (ii) each of the Banking Subsidiaries, which represent greater than 10% of the Company's consolidated capital, maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, Tier 1 capital to average assets of 5.0% and total capital to risk-weighted assets of 10.0%; (iii) the Company maintain a minimum annualized return on average assets of not less than 0.75%;
(iv) FNB, Bellbrook and County maintain a minimum annualized return on average assets of not less than 1.00%. 0.75% and 0.65% respectively; and (v) each of FNB, Bellbrook and County maintain a ratio of non-performing loans to equity capital of less than 25.0% and a minimum ratio of allowance for possible loan losses to non-performing loans of 100.0%, 50.0% and 50.0%, respectively. At December 31, 1996, the Company was in compliance with each of these financial covenants. The loan agreement also restricts the Company's ability to sell assets, grant security interests in the stock of the Banking Subsidiaries, merge or consolidate, and engage in business activity unrelated to banking.

LIQUIDITY AND CAPITAL RESOURCES

         The objective of liquidity management is to ensure the availability of funds to accommodate customer loan demand as well as deposit withdrawals while continuously seeking higher yields from longer term lending and investing opportunities. This is accomplished principally by maintaining sufficient cash flows and liquid assets along with consistent stable core deposits and the capacity to maintain immediate access to funds. These immediately accessible funds may include federal funds sold, unpledged marketable securities, reverse repurchase agreement or available lines of credit from the FRB, FHLB, or other financial institutions. An important factor in the preservation of liquidity is the maintenance of public confidence, as this facilitates the retention and growth of a large, stable supply of core deposits in funds.

         The Company's principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks and federal funds sold. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserve related to deposit accounts, which may fluctuate significantly on a day-to-day basis. The investment portfolio serves as an additional source of liquidity for the Company. At December 31, 1996, securities with a market value of $237.8 million were classified as available-for-sale, representing 83.6% of the total investment portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity. Cash flows from operating activities amounted to $12.4 million and $3.4 million for 1996 and 1995, respectively.

         The Company's bank and thrift subsidiaries are members of FHLB. Membership provides an opportunity to control the bank's cost of funds by providing alternative funding sources, to provide flexibility in the management of interest rate risk through the wide range of available funding sources, to manage liquidity via immediate access to such funds, and to provide flexibility through utilization of customized funding products to fund various loan and investment product and strategies.

         Shareholders' equity at December 31, 1996 was $77.9 million, compared to $50.0 million at December 31, 1995, an increase of $27.9 million, or 55.8%. This increase resulted primarily from the Company's 1,000,000 common share offering that was completed in August, 1996 in connection with the acquisition of County and netted the Company proceeds of $25.8 million. Partially offsetting this increase was the change in unrealized gains on available-for-sale securities of $638,000 from $304,000 at December 31, 1996 compared to $942,000 at December 31, 1995. This change in the effect on equity was primarily attributable to changes in interest rates.

         Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At December 31, 1996, the Company had a total risk-based capital ratio of 11.1%, of which 10.1% consisted of Tier 1 capital. The leverage ratio of the Company at December 31, 1996, was 6.1%.

         Cash dividends declared to shareholders of the Company totaled $3.5 million, or $1.01 per share, during 1996. This compares to dividends of $2.7 million, or $.94 per share, for 1995. Cash dividends paid as a percentage of net income amounted to 59.0% and 43.7% for the years ended December 31, 1996 and 1995, respectively.

         Considering the Company's capital adequacy, profitability, available liquidity sources and funding sources, the Company's liquidity is considered by management to be adequate to meet current and projected needs.

INTEREST RATE RISK MANAGEMENT

         The objectives of the Company's interest rate risk management are to minimize the adverse effects of changing interest rates on the earnings of the Company while maintaining adequate liquidity and optimizing net interest margin. Interest rate risk is managed by maintaining an acceptable matching of the Company's asset and liability maturity and repricing periods, thus controlling and limiting the level of earnings volatility arising from rate movements. Modeling simulations to project the potential effect of various rate scenarios on net interest income are the primary tools utilized by management to measure and manage interest rate exposure within established policy limits. The Company's Asset/Liability

Management Committee ("ALCO") monitors rate sensitive assets and liabilities and develops appropriate strategies and pricing policies. Interest rate sensitivity measures the exposure of net interest income to changes in interest rates. In its simulations, management estimates the effect on net interest income of changes in the overall level of interest rates. ALCO policy guidelines provide that a 200 basis point increase or decrease over a 12-month period should not result in more than an 8% negative impact on net interest income. Simulations as of December 31, 1996, and throughout the year, indicated that the Company was positioned within these guidelines.

         Interest rate sensitivity gap ("gap") analysis measures the difference between assets and liabilities repricing or maturing within specified time periods. Although a useful tool, gap analysis has several limitations. Gap analysis assumes a consistent reaction in the rates of all rate-sensitive assets and liabilities to changes in overall rates. Additionally, it does not consider changes to the overall slope of the yield curve or other factors which affect the timing and pricing of the balance sheet. A positive gap, or asset sensitive position, indicates a higher level of rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specified time horizons and would generally imply a favorable effect on net interest income in periods of rising interest rates. Conversely, a negative gap, or liability sensitive position, results when rate-sensitive liabilities exceed the amount of rate-sensitive assets repricing or maturing within applicable time frames and would generally imply a favorable impact on net interest income in periods of declining interest rates.

         The following table reflects the Company's gap position at December 31, 1996. Savings and interest-bearing demand deposits are essentially subject to immediate withdrawal and rate change and, accordingly, are classified in the zero to ninety days time period. However, historical experience indicates, and it is expected, that a portion of these deposits represent long-term core deposits and, accordingly, are less than 100% rate sensitive. Mortgage-backed securities included in investments are included at the earlier of repricing or maturity. As a result of these assumptions, management believes that the gap analysis overstates the liability-sensitive nature of the Company's balance sheet.



                                   0-90         91-180       181-365      1 TO 5        OVER 5
AS OF DECEMBER 31, 1996            DAYS          DAYS         DAYS         YEARS         YEARS        TOTAL
-----------------------         -----------  -----------  ------------  -----------  -----------  -------------
                                                              (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Federal funds sold               $   2,193     $      --     $      --     $      --     $     --    $    2,193
Loans                              167,895        99,776       182,996       193,410       77,778       721,855
Investment securities               52,047         6,568        15,090       123,498       87,373       284,576
                                 ---------     ---------     ---------     ---------     --------    ----------
Total                            $ 222,135     $ 106,344     $ 198,086     $ 316,908     $165,151    $1,008,624
                                 =========     =========     =========     =========     ========    ==========
INTEREST-BEARING LIABILITIES:
Demand, interest-bearing         $ 117,373     $      --     $      --     $      --     $     --    $  117,373
Savings                             82,034            --            --            --           --        82,034
Time, $100 and over                 68,990        27,009        12,484        16,896          220       125,599
Time, other                        116,667        66,256        74,467        93,426          688       351,504
Short-term borrowings               11,650            --            --            --           --        11,650
Long-term borrowings               142,010           111        27,730        38,139       16,969       224,959
                                 ---------     ---------     ---------     ---------     --------    ----------
Total                              538,724        93,376       114,681       148,461       17,877       913,119
Off balance sheet items -
  interest rate swaps              (27,500)           --            --        27,500           --            --
                                 ---------     ---------     ---------     ---------     --------    ----------
Total gap                         (289,089)       12,968        83,405       140,947      147,274        95,505
                                 ---------     ---------     ---------     ---------     --------    ==========
Cumulative gap                   $(289,089)    $(276,121)    $(192,716)    $ (51,769)    $ 95,505
                                 =========     =========     =========     =========     ========
Cumulative gap as a percentage
  of total assets                    (27.4)%       (26.1)%       (18.2)%       (4.9)%         9.0%

The Company has entered into certain interest rate swap contracts as part of its asset-liability management program to assist in managing the Company's interest rate risk and not for speculative reasons. The notional principal amount of these instruments reflect the extent of the Company's involvement in this type of financial instrument and do not represent the Company's risk of loss due to counterparty nonperformance or due to declines in market value of the swap contracts from changing interest rates. Such swaps are accounted for as hedges on a historical cost basis, with the related swap income or expense recognized currently.

         The Company had $27.5 million of notional swap principal contracts outstanding at December 31, 1996 related to asset-liability management activities. These swaps were entered into principally to manage the timing differences in repricing characteristics of various variable rate borrowings. The swap contracts have maturity dates ranging from December 1999 to December 2001 and require the Company to pay a fixed rate of interest ranging from 6.09% to 6.58% in return for receiving a variable rate of interest based on the three month London Inter Bank Offered Rate (LIBOR). No such contracts were outstanding at December 31 1995. The net expense associated with interest rate swap contracts was $28,000 during 1996 and is included with interest on borrowings.

IMPACT OF INFLATION AND CHANGING PRICES

         The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services.

ITEM 8:  REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
----------------------------------------------------------------------------
         ENDED DECEMBER 31, 1996, 1995 AND 1994
         --------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS
TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF BANCFIRST OHIO CORP.

We have audited the accompanying consolidated balance sheets of BancFirst Ohio Corp. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BancFirst Ohio Corp. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                     COOPERS & LYBRAND L.L.P.

Columbus, Ohio
January 24, 1997

BANCFIRST OHIO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1996 AND 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                              DECEMBER 31,
                                                                                       ----------------------------
                                                                                          1996              1995
                                                                                       -----------    -------------

                                                          ASSETS

Cash and due from banks (Note 3)                                                       $    18,856    $     14,102
Federal Funds sold                                                                           2,193           2,600
Securities held-to-maturity (approximate fair value of $47,652, and $8,548 at December 31, 1996
  and 1995, respectively, (Note 4))                                                         46,799           8,392
Securities available-for-sale, at fair value                                               237,777         169,860
                                                                                          --------       ---------
         Total investment securities                                                       284,576         178,252
Loans (Notes 5 and 6)                                                                      721,855         268,818
Allowance for possible loan losses                                                          (6,599)         (3,307)
                                                                                          --------       ---------
         Net loans                                                                         715,256         265,511
                                                                                          --------       ---------
Premises and equipment, net (Note 7)                                                         7,962           4,120
Accrued interest receivable                                                                  6,696           3,458
Goodwill and other intangibles                                                              14,187              --
Other assets                                                                                 7,194           8,386
                                                                                          --------       ---------
         Total assets                                                                  $ 1,056,920    $    476,429
                                                                                         =========      ==========

                                                        LIABILITIES

Deposits (Note 8):
  Noninterest-bearing deposits                                                         $    56,179    $     41,835
  Interest-bearing deposits                                                                676,510         306,710
                                                                                          --------       ---------
         Total deposits                                                                    732,689         348,545
Short-term borrowings (Note 9)                                                              11,650           7,400
Long-term borrowings (Note 10)                                                             224,959          66,735
Accrued interest payable                                                                     2,255           1,261
Other liabilities                                                                            7,473           2,478
                                                                                          --------       ---------
         Total liabilities                                                             $   979,026    $    426,419
                                                                                         ---------      ----------
Commitments and contingencies (Notes 13, 14 and 19)

                                                 SHAREHOLDERS' EQUITY (NOTE 15)

Common stock, $10 par value, 7,500,000 shares authorized;
   shares issued:  1996 - 4,033,919, 1995 - 3,033,919                                  $    40,340    $     30,340
Capital in excess of par value                                                              22,807           6,889
Retained earnings                                                                           15,466          13,022
Unrealized holding gains on securities available
  for sale, net                                                                                304             942
Less:  54,420 and 62,923 shares of common stock
  in treasury, at cost, 1996
  and 1995, respectively                                                                    (1,023)         (1,183)
                                                                                          --------       ---------
Total shareholders' equity                                                                  77,894          50,010
                                                                                          --------       ---------
         Total liabilities and shareholders' equity                                    $ 1,056,920    $    476,429
                                                                                         =========      ==========


    The accompanying notes are an integral part of the consolidated financial statements.

BANCFIRST OHIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     DECEMBER 31,
                                                    ------------------------------------------------
                                                        1996             1995             1994
                                                    ------------    --------------   ---------------

Interest income:
  Interest and fees on loans                        $     38,518    $      23,088    $       18,738
  Interest and dividends on
    securities:
    Taxable                                               12,877            9,611             7,846
    Tax exempt                                             1,315            1,148               988
  Other interest income                                      467              216                80
                                                       ---------       ----------       -----------
         Total interest income                            53,177           34,063            27,652
                                                       ---------       ----------       -----------
Interest expense:
  Time deposits, $100 and over                             3,755            2,498             1,578
  Other deposits                                          17,183            9,927             7,806
  Short-term borrowings                                      123              167                88
  Long-term borrowings                                     7,569            3,765             1,787
                                                       ---------       ----------       -----------
         Total interest expense                           28,630           16,357            11,259
                                                       ---------       ----------       -----------
    Net interest income                                   24,547           17,706            16,393
Provision for possible loan losses
  (Note 6)                                                 1,257              967               338
                                                       ---------       ----------       -----------
    Net interest income after
      provision for possible loan
      losses                                              23,290           16,739            16,055
                                                       ---------       ----------       -----------
Other income:
  Trust and custodian fees                                 1,451            1,259             1,129
  Customer service fees                                    1,807            1,714             1,726
  Investment securities gains
    (losses), net                                             43              136               (57)
  Gain on sale of loans                                    1,839            1,310               668
  Other                                                    1,118              565               335
                                                       ---------       ----------       -----------
         Total other income                                6,258            4,984             3,801
                                                       ---------       ----------       -----------
Other expenses:
  Salaries and employee benefits                           9,995            6,866             6,071
  Net occupancy expense                                    1,221              752               643
  Furniture and equipment expense                            564              408               415
  Data processing expense                                    831              647               521
  Taxes other than income taxes                              709              518               496
  Federal deposit insurance                                2,697              430               717
  Amortization of intangibles                                549               28                28
  Other                                                    4,669            3,156             2,519
                                                       ---------       ----------       -----------
         Total other expenses                             21,235           12,805            11,410
                                                       ---------       ----------       -----------
  Income before income taxes                               8,313            8,918             8,446
Provision for federal income taxes
  (Note 12)                                                2,354            2,706             2,572
                                                       ---------       ----------       -----------
         Net income                                 $      5,959    $       6,212    $        5,874
                                                      ==========      ===========      ============

Net income per share                                $       1.78    $        2.09    $         1.98
                                                      ==========      ===========      ============

Weighted average number
  of shares outstanding                                3,354,975        2,973,694         2,971,358
                                                       =========       ==========       ===========


    The accompanying notes are an integral part of the consolidated financial statements.

BANCFIRST OHIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   Unrealized
                                                                                    Holding
                                                                                     Gains
                                                                                    (Losses)
                                                              Capital                  On
                                                                in                  Securities              Total
                                          Common Stock        Excess                Available-             Share-
                                     -------------------      of Par   Retained      For-Sale,  Treasury  Holders'
                                       Shares     Amount      Value    Earnings         Net       Stock    Equity
                                     ---------   -------      -----    --------    -----------  --------  --------

Balance at December 31, 1993         1,516,960   $15,170   $ 21,978    $  6,178    $    --    $(1,031)   $ 42,295
  Adjustment to reflect unrealized
    holding gains January 1, 1994-
    -net of income taxes of $808            --        --         --          --      1,567         --       1,567
  Purchase of 10,482 shares
    common stock, at cost                   --        --         --          --         --       (240)       (240)
  Treasury stock, 6,635 shares
    issued                                  --        --         37          --         --        116         153
  Cash dividend ($.89 per share)            --        --         --      (2,487)        --         --      (2,487)
  Pooled affiliate cash dividend            --        --         --         (40)        --         --         (40)
  Stock split in the form of a
    100% stock dividend              1,516,959    15,170    (15,170)         --         --         --          --
  Change in unrealized gains
    (losses), net of income
    taxes of $(1,689)                       --        --         --          --     (3,278)        --      (3,278)
  Net income                                --        --         --       5,874         --         --       5,874
                                     ---------   -------   --------    --------    -------    -------    --------
Balance at December 31, 1994         3,033,919    30,340      6,845       9,525     (1,711)    (1,155)     43,844
  Purchase of 5,000 shares
    common stock, at cost                   --        --         --          --         --       (139)       (139)
  Treasury stock, 6,220 shares
    issued                                  --        --         44          --         --        105         149
  Pooled affiliate stock activity           --        --         --          --         --          6           6
  Cash dividend ($.94 per share)            --        --         --      (2,715)        --         --      (2,715)
  Change in unrealized gains
    (losses), net of income
    taxes of $1,367                         --        --         --          --      2,653         --       2,653
  Net income                                --        --         --       6,212         --         --       6,212
                                     ---------   -------   --------    --------    -------    -------    --------
Balance at December 31, 1995         3,033,919    30,340      6,889      13,022        942     (1,183)     50,010
                                     ---------   -------   --------    --------    -------    -------    --------

Issuance of 1,000,000 shares of
    common stock                     1,000,000    10,000     15,824          --         --         --      25,824
  Treasury stock, 8,503 shares
    issued                                  --        --         94          --         --        160         254
  Cash dividend ($1.01 per share)           --        --         --      (3,515)        --         --      (3,515)
  Change in unrealized gains
    (losses), net of income
    taxes of $(329)                         --        --         --          --       (638)        --        (638)
  Net income                                --        --         --       5,959         --         --       5,959
                                     ---------   -------   --------    --------    -------    -------    --------
Balance at December 31, 1996         4,033,919   $40,340   $ 22,807    $ 15,466    $   304    $(1,023)   $ 77,894
                                     =========   =======   ========    ========    =======    =======    ========



   The accompanying notes are an integral part of the consolidated financial statements.

BANCFIRST OHIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(DOLLARS IN THOUSANDS)


                                                                                                DECEMBER 31,
                                                                                    ---------------------------------
                                                                                       1996         1995       1994
                                                                                    ---------    --------    --------

Cash flows from operating activities:
  Net income                                                                         $  5,959    $  6,212    $  5,874
  Adjustments to reconcile net income
    to net cash provided by  operations:
  Depreciation and amortization                                                         2,564         849       2,065
  Provision for possible credit losses                                                  1,257         967         338
  Deferred taxes payable                                                                  786         (14)        424
  Gains on sale of assets                                                              (1,882)     (1,446)       (600)
  Decrease in interest receivable                                                         (29)       (392)        (34)
  Decrease (increase) in other assets                                                   3,568      (3,775)       (271)
  Increase in interest payable                                                            393         676         148
  Increase in other liabilities                                                           375         658          94
  FHLB stock dividend                                                                    (576)       (293)       (181)
                                                                                     --------    --------    --------
    Net cash provided by operating activities                                          12,415       3,442       7,857
                                                                                     --------    --------    --------
Cash flows from investing activities:
  Decrease (increase) in federal funds sold                                               407      (2,300)      1,418
  Proceeds from maturities of securities held-to-maturity                               2,767      12,427      31,885
  Proceeds from maturities and sales of securities available-for-sale                  71,911      38,707      12,022
  Purchase of securities held-to-maturity                                                (663)     (5,846)    (21,922)
  Purchase of securities available-for-sale                                           (62,783)    (66,511)    (30,372)
  Purchase of loans                                                                   (24,045)         --          --
  Increase in loans, net                                                              (39,870)    (32,173)    (46,840)
  Acquisition of County Savings Bank, net of cash acquired                            (42,407)         --          --
  Purchases of equipment and other assets                                              (1,491)       (600)       (932)
  Proceeds from sale of assets                                                         24,535      12,505       7,803
                                                                                     --------    --------    --------
    Net cash used in investing activities                                             (71,639)    (43,791)    (46,938)
                                                                                     --------    --------    --------
Cash flows from financing activities:
  Net increase in deposits                                                             19,748      27,709      10,251
  Net proceeds from issuance of common stock                                           25,824          --          --
  Increase (decrease) in short-term borrowings                                          4,250      (3,250)      4,650
  Increase in other  long term debt                                                     2,417      13,860      25,889
  Proceeds from acquisition debt                                                       15,000
  Cash dividends paid                                                                  (3,515)     (2,715)     (2,527)
  Purchase of treasury stock                                                               --        (139)       (240)
  Reissuance of treasury stock                                                            254         155         153
                                                                                     --------    --------    --------
    Net cash provided by financing activities                                          63,978      35,620      38,176
                                                                                     --------    --------    --------
    Net increase (decrease) in cash and due from banks                                  4,754      (4,729)       (905)
  Cash and due from banks, beginning of period                                         14,102      18,831      19,736
                                                                                     --------    --------    --------
  Cash and due from banks, end of period                                             $ 18,856    $ 14,102    $ 18,831
                                                                                     ========    ========    ========

  Supplemental cash flow disclosures:
    Income taxes paid                                                                $  2,255    $  2,360    $  2,226
    Interest paid                                                                    $ 23,553    $ 15,681    $ 11,116
  Noncash transfers:
  Reclassification of investment securities upon adoption of SFAS No. 115, at cost         --          --    $ 69,689
  Transfer of securities from held-to-maturity to available-for-sale                       --    $ 51,759          --










   The accompanying notes are an integral part of the consolidated financial statements.

BANCFIRST OHIO CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES:

         The following is a summary of the significant accounting policies followed in the preparation of the consolidated financial statements.

  Principles of Consolidation:

         The consolidated financial statements include the accounts of BancFirst Ohio Corp. (Corporation) and its wholly-owned subsidiaries, The First National Bank of Zanesville (First National), Bellbrook Community Bank (Bellbrook) and County Savings Bank (County), acquired in August 1996 (see Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation.


  Investment Securities:

         Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under the provisions of SFAS No. 115, investment securities should be classified upon acquisition into one of three categories: held-to-maturity, available-for-sale, or trading.

         Held-to-maturity securities are those securities that the Corporation has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to the Corporation's liquidity needs, changes in market interest rates, and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of applicable income taxes. At December 31, 1996 and 1995, the Corporation did not hold any trading securities.

         Gains and losses on the disposition of investment securities are accounted for on the completed transaction basis using the specific identification method.

  Income Recognition:

         Income earned by the Corporation and its subsidiaries is recognized on the accrual basis of accounting. The Corporation suspends the accrual of interest on loans when, in management's opinion, the collection of all or a portion of the interest has become doubtful. When a loan is placed on non-accrual, all previously accrued and unpaid interest deemed uncollectible is charged against either the loan loss reserve or the current period interest income depending on the period the interest was recorded. In future periods, interest will be included in income to the extent received only if complete principal recovery is reasonably assured.

  Loans Held for Sale:

         Loans held for sale are carried at the lower of aggregate cost or market value and included with other assets on the balance sheet.

  Mortgage Servicing Rights:

         The costs to acquire the right to service mortgage loans are capitalized and amortized over the estimated remaining servicing lives of the underlying loans. Amortization is calculated based on the estimated net servicing revenue, considering various factors including prepayment experience and market rates. Impairment of the carrying value of capitalized mortgage loan servicing rights is periodically evaluated by management in relation to the estimated fair value of those rights.

  Provision for Possible Loan Losses:

         The provision for possible loan losses charged to operating expense is based upon management's evaluation of potential losses in the current loan portfolio and past loss experience. In management's opinion, the provision is sufficient to maintain the allowance for possible loan losses at a level that adequately provides for potential loan losses.

         On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures". Under this standard, loans considered to be impaired are reduced to the present value of expected future cash flows, and secured loans that are in foreclosure are recorded at the fair value of the underlying collateral securing the loan. The difference between the recorded investment in the loan and the impaired valuation is the amount of impairment. A specific allocation of the allowance for possible loan losses is assigned to such loans. If these allocations require an increase to the allowance, the increase is reported as bad debt expense. Adopting this standard did not require an adjustment to the provision for possible loan losses.

  Interest Rate Swap Contracts

         The Corporation has entered into certain interest rate swap contracts as part of its asset-liability management program to assist in managing the Corporation's interest rate risk and not for speculative reasons. The notional principal amount of these instruments reflect the extent of the Corporation's involvement in this type of financial instrument and do not represent the Corporation's risk of loss due to counterparty nonperformance or due to declines in market value of the swap contracts from changing interest rates. Such swaps are accounted for as hedges on an accrual basis, with the related swap income or expense recognized currently, and recorded in the same category as the interest income or expense on the hedged item.

  Goodwill and Other Identified Intangibles:

         Intangible assets are amortized using straight-line and accelerated methods over the estimated remaining benefit periods which approximate 25 years for goodwill, 15 years for core deposit intangibles and 5 years for covenants not to compete.

  Premises and Equipment:

         Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation expense is computed principally on the straight-line method over the estimated useful lives of the assets generally ranging from 3 to 35 years. Upon the sale or other disposition of assets, cost and related accumulated depreciation are removed from the accounts, and the resultant gain or loss is recognized. Maintenance and repairs are charged to operating expense while additions and betterments are capitalized.

  Other Real Estate:

         Other real estate owned represents properties acquired through customers' loan defaults. Other real estate is stated at an amount equal to the loan balance prior to foreclosure plus cost incurred for improvements to the property, but not more than fair market value of the property. As of December 31, 1996 and 1995, other real estate owned was $539 and $24, respectively, and is included on the balance sheet in other assets.

  Investment in Subsidiaries (Parent Company Only):

         The Corporation's investment in subsidiaries represents the total equity of the Parent Company's wholly-owned subsidiaries, using the equity method of accounting for investments.

  Earnings Per Common Share:

         Earnings per common share are computed on the basis of the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding, for all periods, has been adjusted to reflect the 1995 acquisition accounted for as a pooling-of-interests.

  Statement of Cash Flows:

         For the purposes of presenting the statement of cash flows, the Corporation has defined cash and cash equivalents as those amounts included in the balance sheet caption "cash and due from banks."

  Use of Estimates in Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy. Changes in the overall interest rate environment can significantly affect the Corporation's net interest income and the value of its recorded assets and liabilities.

  Reclassification:

         Certain reclassifications have been made to prior period amounts to conform to the 1996 presentation.

2.  MERGERS AND ACQUISITIONS:

         On August 14, 1996, the Corporation acquired County in a transaction accounted for under the purchase method of accounting for business combinations. Accordingly, the Corporation's consolidated financial statements include the operating results of County from the date of acquisition. At the time of acquisition, County had approximately $554,000 in total assets, $411,000 in loans and $365,000 in total deposits. The Corporation also recorded goodwill and other intangible assets of $14,708 as a result of the application of purchase accounting. Funding for the acquisition was provided by proceeds of $25,824 (net of underwriting discounts and offering expenses totaling $2,176) from the issuance of 1 million shares of common stock, $15,000 of bank borrowings and approximately $7,000 of available cash.

The following summarizes the pro-forma results of operations for the years ended December 31, 1996 and 1995 as if County had been acquired at the beginning of each period presented:


                                             YEARS ENDED
                                             DECEMBER 31,
                           ---------------------------------------------
                                  1996                        1995
                           ------------------          -----------------
Net Interest Income        $           33,327          $          30,820
Net Income                 $            7,043          $           8,637
Net Income per Share       $             1.77          $            2.17


         On June 30, 1995, the Corporation completed its merger with Bellbrook, a bank holding company in Bellbrook, Ohio, a suburb of Dayton, with total assets of approximately $23,000. The transaction was accounted for under the pooling-of-interests method of accounting for business combinations and accordingly, the consolidated financial statements have been restated for the periods prior to the merger to include Bellbrook. In connection with the transaction, the Corporation issued 158,959 of its common shares to Bellbrook's shareholders.

         The 1995 results of operations of the Corporation include the pre-merger results of operations for Bellbrook for the period January 1, 1995, through June 30, 1995. Summarized operating activity for Bellbrook for the 1995 pre-merger period was as follows:


               Net interest income                            $510
               Non-interest income                             147
               Net income                                      109

         Separate results of operations of the combined entities for December 31, 1994 were as follows:


                                                       1994
                                                       ----

Net interest income
  BancFirst Ohio                                     $15,331
  Bellbrook                                            1,062
         Combined                                    $16,393
Non-interest income
  BancFirst Ohio                                     $ 3,527
  Bellbrook                                              274
         Combined                                    $ 3,801
Net income
  BancFirst Ohio                                     $ 5,657
  Bellbrook                                              217
Combined                                             $ 5,874

3.  CASH AND DUE FROM BANKS:

         The Corporation is required to maintain average reserve balances with the Federal Reserve Bank. The average required reserve amounted to $5,893 and $4,713 at December 31, 1996 and 1995, respectively.

4.  INVESTMENT SECURITIES:

         During 1995, the Financial Accounting Standards Board (FASB) released a special report entitled, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities. This report provided for a one-time opportunity from November 15 to December 31, 1995, to reclassify securities between held-to-maturity and available-for-sale classifications. At December 31, 1995, First National reclassified certain securities from held-to-maturity to available-for-sale. These securities had an amortized cost of $51,759 and a market value of $52,067 at the date of transfer, resulting in an increase in the carrying value of investments by $308 and a net increase to shareholders' equity of $203 to reflect the unrealized holding gains, net of federal income taxes.

         The amortized cost and estimated fair value of investment securities are as follows:


                                                                                             DECEMBER 31, 1996
                                                                       ---------------------------------------------------------
                                                                                           GROSS          GROSS        ESTIMATED
                                                                        AMORTIZED       UNREALIZED     UNREALIZED        FAIR
                                                                          COST             GAINS         LOSSES          VALUE
                                                                          ----             -----         ------          -----

Securities Available-for-Sale:
U.S. Treasury securities                                               $   11,775      $      107     $        1      $   11,881
Securities of other government agencies                                    12,446              48             66          12,428
Obligations of states and political subdivisions                           16,090             266             55          16,301
Other securities                                                           14,495              --             --          14,495
Mortgage-backed securities                                                182,509           1,127            964         182,672
                                                                         --------        --------        -------         -------
                                                                       $  237,315      $    1,548     $    1,086      $  237,777
                                                                         ========        ========       ========        ========
Securities Held-to-Maturity:
Securities of other government agencies                                $    1,999      $        1     $       --      $    2,000
Obligations of states and political subdivisions                            6,266             121             12           6,375
Industrial Revenue Bonds and other                                          2,844               2             --           2,846
Mortgage-backed securities                                                 35,690             741             --          36,431
                                                                          -------         -------        -------         -------
                                                                       $   46,799      $      865     $       12      $   47,652
                                                                         ========        ========       ========        ========






                                                                                           DECEMBER 31, 1995
                                                                       ---------------------------------------------------------
                                                                                           GROSS          GROSS        ESTIMATED
                                                                        AMORTIZED       UNREALIZED     UNREALIZED        FAIR
                                                                          COST             GAINS         LOSSES          VALUE
                                                                          ----             -----         ------          -----

Securities Available-for-Sale:
U.S. Treasury securities                                               $   17,949      $      355     $        1      $   18,303
Securities of other government agencies                                    11,247             143             --          11,390
Obligations of states and political subdivisions                           17,453             417             22          17,848
Other securities                                                            5,276              --             --           5,276
Mortgage-backed securities                                                116,507           1,078            542         117,043
                                                                          -------         -------        -------         -------
                                                                       $  168,432      $    1,993     $      565      $  169,860
                                                                         ========        ========       ========        ========
Securities Held-to-Maturity:
Securities of other government agencies                                $      400      $        7     $       --      $      407
Obligations of states and political subdivisions                            6,751             148             13           6,886
Industrial revenue bonds                                                    1,120              --             --           1,120
Mortgage-backed securities                                                    121              14             --             135
                                                                          -------         -------        -------         -------
                                                                       $    8,392      $      169     $       13      $    8,548
                                                                         ========        ========       ========        ========

         The amortized cost and estimated fair value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                 DECEMBER 31, 1996
                                                             ---------------------------
                                                                               ESTIMATED
                                                              AMORTIZED          FAIR
                                                                 COST            VALUE
                                                              --------         ---------

Securities Available-For-Sale
  Within one year                                           $   10,582       $    10,693
  After one through five years                                   9,366             9,468
  After five through ten years                                  17,273            17,365
  After ten years                                               17,585            17,579
                                                               -------          --------
                                                                54,806            55,105
Mortgage-backed and related securities                         182,509           182,672
                                                               -------          --------
                                                            $  237,315       $   237,777
                                                              ========         =========


Securities Held-to-Maturity
  Within one year                                           $      475       $       480
  After one through five years                                   6,887             6,939
  After five through ten years                                   3,747             3,802
                                                              --------          --------
                                                                11,109            11,221
Mortgage-backed securities                                      35,690            36,431
                                                               -------          --------
                                                            $   46,799       $    47,652
                                                              ========         =========

         Proceeds from sales of securities available-for-sale during 1996, 1995 and 1994 were $16,337, $12,098 and $4,060, respectively. Gross gains of $60, $144 and $1 and gross losses of $17, $8 and $58 were realized on sales in 1996, 1995 and 1994, respectively.

         Securities available-for-sale with a fair value of $83,973 at December 31, 1996 were pledged to secure public deposits and for other purposes required by law.


5.  LOANS:

         The composition of the loan portfolio is as follows:


                                                    DECEMBER 31,
                                                -------------------
                                                  1996        1995
                                                --------    -------

Commercial, financial and industrial            $299,630   $107,015
Real estate--mortgage                            337,911    105,604
Real estate--construction                          7,716      2,859
Consumer                                          76,598     53,340
                                                --------   --------
                                                $721,855   $268,818
                                                ========   ========

         The Corporation has made loans to certain directors, executive officers, and their affiliates in the ordinary course of business. An analysis of the year ended December 31, 1996 activity with respect to these related party loans is as follows:


                                                        DECEMBER 31,
                                                           1996
                                                        -----------

Beginning balance                                         $3,517
New loans                                                    358
Repayments                                                  (834)
Loans no longer classified as related
   party loans                                              (115)
                                                         -------
Ending balance                                            $2,926
                                                         =======



         At December 31, 1996 and 1995, the recorded investment in loans considered to be impaired under SFAS No. 114 was $151 and $669 (of which $568 was on a non-accrual basis at December 31, 1995), respectively. The related allocation of the allowance for possible loan losses for these impaired loans was $34 and $68, respectively. The average recorded investment in impaired loans for the year ended December 31, 1996 and 1995 was approximately $119 and $535, respectively. The Corporation would have recognized $12 in 1996 and $30 in 1995 of interest income under the original terms of these loans, however, actual interest income of approximately $12 and $4 was recognized during 1996 and 1995, respectively.

6.  ALLOWANCE FOR POSSIBLE LOAN LOSSES:

         An analysis of activity in the allowance for possible loan losses is as follows:



                                                            YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------
                                                      1996           1995            1994
                                                   ----------     -----------     ----------

Balance at beginning of period                     $    3,307     $    3,095      $    3,007
  Provision charged to operations                       1,257            967             338
  Addition due to acquisition                           2,861             --              --
  Loans charged off                                    (1,099)          (862)           (320)
  Loan recoveries                                         273            107              70
                                                      -------        -------         -------
         Net charge-offs                                 (826)          (755)           (250)
                                                      --------       -------         -------
Balance at end of period                           $    6,599     $    3,307      $    3,095
                                                     ========       =========       ========

7.  PREMISES AND EQUIPMENT:

         Premises and equipment are summarized below:

                                                           DECEMBER 31,
                                                    ---------------------------
                                                        1996            1995
                                                    ------------     ----------

Land                                                $     1,623      $      924
Buildings and improvements                                7,354           3,531
Furniture, fixture and equipment                          8,502           5,009
Construction in progress                                     60              80
                                                       --------         -------
                                                         17,539           9,544
Less accumulated depreciation and amortization            9,577           5,424
                                                       --------         -------
Premises and equipment, net                         $     7,962      $    4,120
                                                      =========        ========


         Total depreciation expense was $902, $793 and $707 for the years ended December 31, 1996, 1995 and 1994, respectively.

8.  DEPOSITS:

         A summary of deposits is as follows:


                                                         DECEMBER 31,
                                                  ----------------------------
                                                      1996            1995
                                                  ------------     -----------

Demand, noninterest-bearing                       $    56,179      $   41,835
Demand, interest-bearing                              117,373          98,795
Savings                                                82,034          50,414
Time, $100 and over                                   125,599          44,327
Time, other                                           351,504         113,174
                                                     --------        --------
                                                  $   732,689      $  348,545
                                                    =========       =========

9.  SHORT-TERM BORROWINGS:

         Short-term borrowings consist of federal funds purchased. Federal funds purchased generally have one- to four-day maturities.

         The following table reflects the maximum month-end outstandings, average daily outstandings, average rates paid during the year, and the average rates paid at year-end for the various categories of short-term borrowings:



                                                     YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                  1996       1995      1994
                                               ----------  --------  ---------

Federal funds purchased:
Average balance                                    $2,016    $2,532     $1,490
Average rate                                         6.10%     6.30%      5.84%
Maximum month-end balance                         $11,650   $12,600    $10,650
Balance at year-end                               $11,650    $7,400    $10,650
Average rate on balance at year-end                  7.50%     5.75%      6.50%

10.  LONG-TERM BORROWINGS:

         Long-term borrowings are as follows:


                                                                        DECEMBER 31,
                                                                 ---------------------------
                                                                     1996            1995
                                                                 -----------      ----------

Term reverse repurchase agreement (5.95%) due 1997               $     5,000      $    5,000
Term reverse repurchase agreement (6.05%) due 1998                     5,000           5,000
FHLB Advances (average rate 6.39%)                                   199,959          56,735
Term debt with a financial institution (6.88%) due 2003               15,000              --
                                                                    --------         -------
                                                                 $   224,959      $   66,735
                                                                   =========        ========

         Minimum annual retirements on long-term borrowings for the next five years consisted of the following at December 31, 1996:


                                                             WEIGHTED
              MATURITY                                        AVERAGE             PRINCIPAL
              (PERIOD ENDING)                              INTEREST RATE          REPAYMENT
              ---------------                              -------------          ---------

              1997                                               6.42             $169,851
              1998                                               5.93               17,734
              1999                                               6.24               14,266
              2000                                               6.76                3,051
              2001                                               6.75                3,088
              2002 and thereafter                                6.64               16,969
                                                                 ----           ----------
                  Total                                          6.39%            $224,959
                                                                 ====           ==========

         FHLB advances must be secured by eligible collateral as specified by the FHLB. Accordingly, the Corporation has a blanket pledge of its first mortgage loan portfolio as collateral for the advances outstanding at December 31, 1996 with a required minimum ratio of collateral to advances of 150%.

         The term reverse repurchase agreements are with Salomon Brothers, Inc. under which the Corporation sold mortgage-backed securities classified as available-for-sale and with a current carrying and fair value of $10,303 and $12,416 and accrued interest of $71 and $124 at December 31, 1996 and 1995, respectively. The reverse repurchase agreements have a weighted average maturity of 1.04 years and 2.04 years, at December 31, 1996 and 1995, respectively.

         The term debt with a financial institution was obtained by the Corporation to partially fund the acquisition of County. Under terms of the loan agreement, the Corporation is required to make quarterly interest payments commencing 90 days from the funding date (August 14, 1996) and annual principal payments commencing February 1998. The unpaid loan balance is due in full September 1, 2003. The loan agreement contains certain financial covenants, all of which the Corporation was in compliance with at December 31, 1996. Also, 100% of the stock of First National collateralizes this borrowing.


11.  RETIREMENT PLANS:

         The Corporation has a defined contribution plan which covers substantially all full-time employees. Contributions to the plan are based upon a predetermined percentage of the employees' base compensation. Expenses related to the plan for the years ended December 31, 1996, 1995 and 1994 were approximately $435, $333, and $349 respectively.

         The Corporation also has 401(k) Retirement Plans which cover substantially all employees with more than one year of service. The Corporation makes contributions to the Plans pursuant to salary savings elections and discretionary contributions as set forth by the provisions of the Plans. Employees direct the investment of account balances from Plan alternatives. Operations have been charged $ 240, $111, and $104 for contributions to the Plans for the years ended December 31, 1996, 1995 and 1994, respectively.

         The Corporation maintains an employee stock purchase plan whereby eligible employees and directors, through their plan contributions, may purchase shares of the Corporation's stock. Such shares, up to a maximum of 18,000 shares, are purchased from treasury stock at fair market value. Minimal expenses were incurred by the Corporation for the years ended December 31, 1996 and 1995, respectively, in connection with the Plan. There were no related expenses for the year ended December 31, 1994.

         The Corporation currently provides certain health care benefits for eligible retirees, using the accrual method of accounting for the projected costs of providing postretirement benefits during the period of employee service. The Corporation previously accounted for such benefits on a cash basis. Such amounts did not differ significantly from those calculated under the accrual method of accounting. The Corporation will continue to fund these benefit costs as claims are incurred. At December 31, 1996, the recorded liability for postretirement benefits was $1,003. For the years ended December 31, 1996, 1995, and 1994, health care benefit costs for eligible retirees was $101, $39, and $26, respectively.

         On January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 112, Employer's Accounting for Postemployment Benefits, which requires accrual accounting for benefits provided to former or inactive employees after employment, but before retirement. The Corporation previously accounted for such benefits on a cash basis. Such amounts did not differ significantly from those calculated under the accrual method of accounting. The Corporation will continue to fund these benefit costs as incurred.

12.  INCOME TAXES:

         The provision for income taxes is summarized below:



                                                   YEAR ENDED DECEMBER 31,
                                           ---------------------------------
                                              1996        1995       1994
                                           ---------   ---------   ---------

Current                                       $1,568      $2,720      $2,148
Deferred                                         786         (14)        424
                                              ------     -------      ------
Provision for income taxes                    $2,354      $2,706      $2,572
                                              ======     =======      ======

         The following is a reconciliation of income tax at the federal statutory rate to the effective rate of tax on the financial statements:



                                            YEAR ENDED DECEMBER 31,
                                            ------------------------
                                            1996      1995      1994
                                            ----      ----      ----

Tax at federal statutory rate                34%       34%       34%
Permanent differences:
Tax-exempt interest, net of
  allowed interest expense                   (6)       (4)       (5)
Other                                        --        --         1
                                            ---       ---       ---
Effective tax rate                           28%       30%       30%
                                            ===       ===       ===

         Deferred income taxes are recognized at prevailing income tax rates for temporary differences between financial statement and income tax bases of assets and liabilities. The components of the net deferred tax asset (liability) were as follows:


                                                    DECEMBER 31,
                                             ----------------------------
                                                 1996            1995
                                             -----------     ------------

Deferred tax assets arising from:
  Allowance for possible loan losses              $2,054             $782
  Reserve for health insurance                       383               47
  Depreciation                                        24                8
  Deferred compensation                               14               33
  Purchase accounting adjustments                    242               --
  Serviced loan interest                             151               --
  Other                                              348               38
                                                  ------          -------
         Total deferred tax assets                 3,216              908
                                                  ------          -------
Deferred tax liabilities arising from:
  Gain on sale of loans                            1,072              574
  Deferred loan fees and costs                       952               53
  FHLB stock dividends                               475              160
  Unrealized holding gains on securities             157              485
  Other, net                                         127               --
                                                  ------          -------
         Total deferred tax liabilities            2,783            1,272
                                                  ------          -------
Net deferred tax asset (liability)                  $433            $(364)
                                                  ======          =======


         The Corporation did not record a valuation allowance at December 31, 1996 as the net deferred tax asset was considered to be realizable based on the level of anticipated future taxable income. Net deferred tax assets and liabilities and federal income tax expense in future years can be significantly affected by changes in enacted tax rates.

County qualified under provisions of the Internal Revenue Code which permitted deductions for bad debts based on a percentage of taxable income before such deductions or based on specified experience formulas. On August 20, 1996, President Clinton signed into law the Small Business Job Protection Act which included a repeal of the special thrift bad debt provisions. Although the percentage of taxable income method will no longer be available to County, the tax requirement to invest in certain qualifying types of investments and loans has been eliminated, thus providing greater flexibility to County in structuring its balance sheet to maximize returns. These related tax changes had no significant impact on the Corporation's 1996 financial position or results of operations.

13.  LEASE COMMITMENTS:

         The Corporation leases equipment, land at two branch locations, and certain office space. One land lease has five renewal options for five years each and the other has a lease term until 2073.

         A summary of noncancelable future operating lease commitments at December 31, 1996 follows:


         1997                              $   499
         1998                                  472
         1999                                  270
         2000                                  137
         2001                                   57
         2002 and thereafter                   405
                                           -------
                                           $ 1,840
                                           =======

         Rent expense under all lease obligations, including month-to-month agreements, aggregated approximately $319, $155, and $132 for the years ended December 31, 1996, 1995 and 1994, respectively.


14.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

         In the normal course of business, the Corporation is party to financial instruments with off-balance-sheet risk, necessary to meet the financing needs of its customers. These financial instruments include loan commitments, and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

         The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The total amounts of financial instruments with off-balance-sheet risk are as follows:


                                                                   DECEMBER 31,
                                                            ------------------------
                                                                1996        1995
                                                            -----------  -----------

Financial instruments whose contract amounts represent
  credit risk:
Loan commitments                                                $47,646      $20,113
Standby letters of credit                                           734        2,017

         Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

         Interest rate swaps generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying notional amount. Notional amounts represent agreed upon amounts on which calculations of interest payments to be exchanged are based. Notional amounts do not represent direct credit exposures. The actual market or credit exposure of this type of financial instrument is significantly less than the notional amount. Direct credit exposure is limited to the net difference between the calculated pay and receive amounts on each transaction, which is generally netted and paid or received monthly, and the inability of the counterparty to meet the terms of the contract. This risk is normally a small percentage of the notional amount and fluctuates as interest rates move up and down. Market risk is more directly measured by the fair values of the interest rate swap agreements. The Corporation had $27,500 of notional swap principal contracts outstanding at December 31, 1996 related to asset-liability management activities. These swap contracts have maturity dates ranging from December 1999 to December 2001 and require the Corporation to pay a fixed rate of interest ranging from 6.09% to 6.58% in return for receiving a variable rate of interest based on the three month London Inter Bank Offered Rate (LIBOR). No such contracts were outstanding at December 31, 1995.

         The Corporation offers credit cards in an agency capacity for another institution. Under certain circumstances, the credit cards are issued with recourse to the Corporation. The total of these credit lines with recourse to the Corporation is approximately $2,022 and $2,442 of which $329 and $251 represent outstanding balances at December 31, 1996 and 1995, respectively.

         In addition to the financial instruments with off-balance sheet risks, the Corporation has commitments to lend money which have been approved by the Small Business Administration's (SBA) 7(a) program. Such commitments carry SBA guarantees on individual credits ranging from 71% to 90% of principal balances. The total of such commitments at December

31, 1996 and 1995, were $13,966 and $358, respectively, with guaranteed principal by the SBA totaling $8,415 and $287, respectively.

         The Corporation has no significant concentrations of credit risk with any individual counter-party. The Corporation's lending is concentrated primarily in the State of Ohio market area.

15.  SHAREHOLDERS' EQUITY:

         The payment of dividends by banking subsidiaries is subject to regulatory restrictions by various regulatory authorities. These restrictions for national banks provide that dividends in any calendar year generally shall not exceed the total net profits of that year plus the retained net profits of the preceding two years. In addition, for all banks, dividend payments may not reduce capital levels below minimum regulatory guidelines. At December 31, 1996, $9,479 of the retained earnings of the banking subsidiaries is available for the payment of dividends to the Corporation without regulatory agency approval.

         On April 19, 1994, the Corporation declared a stock split in the form of a 100% stock dividend. All per share data for 1994 reflects this dividend.

16.  REGULATORY CAPITAL REQUIREMENTS:

         The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its subsidiaries must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulators to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the applicable regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Corporation meets all capital adequacy requirements to which it is subject.

         As of December 31, 1996, the most recent notifications from the various primary regulators of the Corporation and its subsidiaries categorized each entity as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

The Corporation's actual capital amounts and ratios are as follows:


                                                                                                             To Be Well
                                                                                                          Capitalized Under
                                                                               For Capital                Prompt Corrective
                                                     Actual                 Adequacy Purposes             Action Provisions
                                             Amount           Ratio       Amount          Ratio       Amount            Ratio
                                             ------           -----       ------          -----       ------            -----
As of December 31, 1996:
 Total Capital (to Risk-Weighted
  Assets):
 Consolidated                               $69,622           11.13%     $50,042           8.00%     $62,552           10.00%
 First National                              36,480           13.56       21,522           8.00       26,902           10.00
 County                                      36,850           11.11       26,542           8.00       33,178           10.00
 Bellbrook                                    2,626           10.51        2,000           8.00        2,500           10.00

 Tier 1 Capital (to Risk-Weighted
  Assets):
 Consolidated                                63,022           10.08       25,021           4.00       37,531            6.00
 First National                              35,196           13.08       10,761           4.00       16,141            6.00
 County                                      34,005           10.25          N/A            N/A       19,907            6.00
 Bellbrook                                    2,355            9.42        1,000           4.00        1,500            6.00

 Tier 1 Capital (to Average Assets):
 Consolidated                                63,022            6.06       31,224           3.00       52,041            5.00
 First National                              35,196            7.63       13,830           3.00       23,050            5.00
 County                                      34,005            6.30       16,197           3.00       26,995            5.00
 Bellbrook                                    2,355            7.41          953           3.00        1,589            5.00


17.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

         Provided below is the information required by Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS 107). The amounts provided represent estimates of fair values at a particular point in time. Significant estimates regarding economic conditions, loss experience, risk characteristics associated with particular financial instruments and other factors were used for the purposes of this disclosure. These estimates are subjective in nature and involve matters of judgment. Therefore, they cannot be determined with precision. Changes in the assumptions could have a material impact on the estimates shown.

         While the estimated fair value amounts are designed to represent estimates of the amounts at which these instruments could be exchanged in a current transaction between willing parties, many of the Corporation's financial instruments lack an available trading market as characterized by willing parties engaging in an exchange transaction. In addition, with the exception of its available-for-sale securities portfolio, it is the Corporation's intent to hold its financial instruments to maturity and, therefore, it is not probable that the fair values shown will be realized.

         The value of long-term relationships with depositors (core deposit intangible) and other customers are not reflected in the estimated fair values. In addition, the estimated fair values disclosed do not reflect the value of assets and liabilities that are not considered financial instruments.

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to make that value:

                  Cash and Due From Banks, Federal Funds Sold and Short-Term Borrowings--The carrying amount approximates fair value.

                  Investment Securities--Estimated fair values are based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

                  Loans--In order to determine the fair values for loans, the loan portfolio was segmented based on loan type, credit quality and repricing characteristics. For residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. For certain variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are based on the carrying values. The fair values of other loans are estimated using discounted cash flow analyses. The discount rates used in these analyses are based on origination rates for similar loans. Where appropriate, adjustments have been made for credit and other costs so as to more accurately reflect market rates. The estimate of maturity is based on historical experience with repayments and current economic and lending conditions.

                  Deposits--Under SFAS 107, the fair value of demand deposits, savings accounts and certain money market deposits with no stated maturity is equal to the amount payable on demand. The estimated fair value of fixed maturity certificates of deposit is based on discounted cash flow analyses using market rates currently offered for deposits of similar remaining maturities.

                  Long-term borrowings--Estimated fair value of long-term borrowings were based on discounted cash flow analyses using current rates for the same advances.

                  Commitments to Extend Credit and Stand-by Letters of Credit -- The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter-parties. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with counter-parties at the reporting date.


         The fair values of financial instruments were as follows:


                                                                            December 31, 1996               December 31, 1995
                                                                       --------------------------     --------------------------
                                                                         Carrying          Fair         Carrying         Fair
                                                                          Amount           Value         Amount          Value
                                                                       ----------      ----------     ----------      ----------
Cash and due from banks                                                $   18,856      $   18,856     $   14,102      $   14,102
Federal funds sold                                                          2,193           2,193          2,600           2,600
Securities available-for-sale                                             237,777         237,777        169,860         169,860
Securities held-to-maturity                                                46,799          47,652          8,392           8,548
Loans, net of allowance for loan losses                                   715,256         717,875        265,511         267,094
Demand and savings deposits                                               255,586         255,586        191,044         191,044
Time deposits                                                             477,103         478,188        157,501         158,683
Short-term borrowings                                                      11,650          11,650          7,400           7,400
Long-term borrowings                                                      224,763         224,543         66,735          67,048
Interest rate swaps                                                            --             (73)            --              --


18.  PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION:

         Parent Company only condensed financial information is as follows:

                        CONDENSED BALANCE SHEET
                      DECEMBER 31, 1996 AND 1995

                                                                                                    DECEMBER 31,
                                                                                             ---------------------------
                                                                                                 1996            1995
                                                                                             ------------     ----------

Assets:
Cash                                                                                          $      306      $        7
  Investment in repurchase agreement with subsidiary                                               7,000           8,530
  Investment in subsidiaries                                                                      83,605          39,882
  Intangible assets                                                                                2,800              --
  Other assets                                                                                       500           1,609
                                                                                                 -------         -------
         Total assets                                                                         $   94,211      $   50,028
                                                                                                ========        ========
Liabilities and equity:
  Long-term borrowings                                                                        $   15,000              --
  Other liabilities                                                                                1,317              18
                                                                                                 -------       ---------
  Total liabilities                                                                               16,317              18
Shareholders' equity                                                                              77,894          50,010
                                                                                                 -------         -------
         Total liabilities and equity                                                         $   94,211      $   50,028
                                                                                                ========        ========


                     CONDENSED STATEMENT OF INCOME
        FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND 1994

                                                                                          YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------------
                                                                                 1996            1995            1994
                                                                                 ----            ----            ------

Dividends from subsidiary                                                      $  7,500       $   2,000       $   5,000
Interest income                                                                       7              16              10
Interest expense                                                                   (422)             --              --
Operating expenses                                                                 (895)           (477)           (271)
                                                                                  -----          ------          ------
Income before income tax and
  equity in earnings of subsidiaries                                              6,190           1,539           4,739
Federal income tax benefit                                                          520             128              88
                                                                                  -----          ------          ------
Income before equity in
  earnings of subsidiaries                                                        6,710           1,667           4,827
Earnings in excess of (less than) dividends                                        (751)          4,545           1,047
                                                                                  -----          ------          ------
Net income                                                                     $  5,959       $   6,212       $   5,874
                                                                                 ======         =======         =======



                                                        CONDENSED STATEMENT OF CASH FLOWS
                                             FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND 1994

                                                               YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------
                                                      1996            1995            1994
                                                   -----------      -----------     -------------

Cash flows from operating activities:
Net income                                           $  5,959           $ 6,212           $ 5,874
Adjustments to reconcile net income
  to net cash provided by operations:
Amortization and depreciation                             218                 9                23
(Increase) decrease in other assets                     1,412            (1,539)                6
(Decrease) increase in other liabilities                 (201)              (15)               32
Earnings less than (in excess of) dividends               751            (4,545)           (1,047)
                                                     --------           -------           -------
Net cash provided by operating
  activities                                            8,139               122             4,888
                                                     --------           -------           -------
Cash flows from financing activities:
Issuance of common stock                               25,824
Increase in long-term debt                             15,000
Cash dividends paid                                    (3,515)           (2,715)           (2,487)
Purchase of treasury stock                                 --              (139)             (240)
Treasury shares issued                                    254               155               153
                                                     --------           -------           -------
Net cash provided by (used in)
   financing activities                                37,563            (2,699)           (2,574)
                                                     --------           -------           -------
Cash flows from investing activities:
Acquisition of County                                 (46,612)               --                --
Purchase of equipment and other assets                   (321)              (13)              (20)
Decrease (increase) in repurchase
  agreement with subsidiary                             1,530             2,570            (2,300)
                                                     --------           -------           -------
Net cash provided by (used for)
  investing activities                                (45,403)            2,557            (2,320)
                                                     --------           -------           -------
Net increase (decrease) in cash                           299               (20)               (6)
Cash, beginning of period                                   7                27                33
                                                     --------           -------           -------
Cash, end of period                                  $    306           $     7           $    27
                                                     ========           =======           =======


         The Parent Company paid $2,255, $2,360 and $2,226 for income taxes in 1996, 1995 and 1994 and $277 for interest in 1996.

19.  SAVINGS ASSOCIATION INSURANCE FUND RECAPITALIZATION:

         On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996, which included provisions recapitalizing the Savings Association Insurance Fund (SAIF), provides for the eventual merger of the thrift fund with the Bank Insurance Fund (BIF), and reallocates payment of the annual Financing Corp. (FICO) bond obligation. As part of the package, the Federal Deposit Insurance Corp. (FDIC) imposed a special one-time assessment of
65.7 basis points applied against SAIF assessable deposits as of December 31, 1995, which brought the SAIF up to the statutorily prescribed 1.25% designated reserve ratio. The special assessment, which was paid in November 1996, was included as a $2,309 pretax charge to the Corporation's operations in September 1996. This assessment reduced the Corporation's earnings by approximately $1,524 or $.45 per share.

20.  NEW ACCOUNTING PRONOUNCEMENTS:

         In March, 1995, the FASB released SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 will be applicable for the year ended December 31, 1997, and establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. It is anticipated that the adoption of this statement will not materially impact the reported financial statements or condition of the Corporation.

         During 1996, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of financial Assets and Extinguishment of Liabilities." This statement is effective January 1, 1997, and provides accounting and reporting standards for loan securitizations based on control of the underlying financial assets. It also provides accounting and implementation guidance for other transfers, including partial transfers of loans, servicing of financial assets, repurchase agreements, securities lending and extinguishments of liabilities. The effective date relative to certain provisions, including those related to repurchase agreements and securities lending, has been deferred by the FASB until 1998. The impact of this statement on the consolidated financial statements is not expected to be material.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

There have been no disagreements between the Corporation and its independent auditors on accounting and financial disclosure matters during the periods covered by this report.


                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

                                        *

ITEM 11: EXECUTIVE COMPENSATION
-------------------------------

                                        *

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

                                        *

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

                                        *








* Reference is made to the information under the captions "Election of Directors," "Executive Officers," "Executive Compensation, "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" in the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 1997, which is incorporated by this reference into this annual report.

                                     PART IV
                                     -------

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------


         (a)  (1) Financial Statements

              BancFirst Ohio Corp. and Subsidiaries:
                  Report of Independent Accountants
                  Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994
                  Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994 Consolidated Statements of Cash Flows for the Years ended December 31, 1996, 1995 and 1994
                  Notes to Consolidated Financial Statements


         (a)  (2) Financial Statement Schedules

              Schedules to the financial statements for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (a)  (3) Exhibits

              List and Index on page 61

         (b)  None

         (c) The exhibits required by Item 601 of Regulation S-K are filed as a separate part of this report.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BANCFIRST OHIO CORP.

                                       By: (Signed) /s/ William F. Randles
                                           ----------------------------------
                                           William F. Randles
                                           Director and Chairman of the Board
Dated: Zanesville, Ohio
       March 12, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                           Title                              Date
----------                                           -----                              ----

(Signed) /s/ Philip E. Burke                         Director                           March 12, 1997
------------------------------------
Philip E. Burke

(Signed) /s/ Gary N. Fields                          Director and Chief                 March 12, 1997
------------------------------------                 Executive Officer
Gary N. Fields

(Signed) /s/ Richard O. Johnson                      Director                           March 12, 1997
------------------------------------
Richard O. Johnson

(Signed) /s/ Milman H. Linn, III                     Director                           March 12, 1997
------------------------------------
Milman H. Linn, III

(Signed) /s/ James L. Nichols                        Director                           March 12, 1997
------------------------------------
James L. Nichols

(Signed) /s/ Karl C. Saunders                        Director                           March 12, 1997
------------------------------------
Karl C. Saunders

(Signed) /s/ J. W. Straker, Jr.                      Director                           March 12, 1997
------------------------------------
J. W. Straker, Jr.

(Signed) /s/ William F. Randles                      Director and Chairman              March 12, 1997
------------------------------------                 of the Board
William F. Randles

(Signed) /s/Kim M. Taylor                            Chief  Financial Officer and       March 12, 1997
------------------------------------                 Chief Accounting Officer
Kim M. Taylor


                             Exhibit List and Index
                         BancFirst Ohio Corp. Form 10-K
                      for the year ended December 31, 1996


                                                                   SEQUENTIALLY
EXHIBIT NO.        DESCRIPTION                                     NUMBERED PAGE
-----------        -----------                                     -------------

2.1           Stock Purchase Agreement by and between the Company and
              First Financial Group, Inc. dated March 27, 1996            ---
              (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-3,
              Registration No. 333-06707).

3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the
              Company's Form 10-K for the year ended December 31,         ---
              1991, Exhibit 3.3 to the Company's form 10-K for the year ended December 31, 1992 and Exhibit 3.6 to the Company's Form 10-K for the year ended December 31,
              1994).

3.2           Code of Regulations of the Company, as amended
              (incorporated by reference to Exhibit 3.2 to the
              Company's form 10-K for the year ended December 31,         ---
              1991, Exhibit 3.4 to the Company's Form 10-K for the year ended December 31, 1992 an Exhibit 3.5 to the Company's Form 10-K for the ended December 31, 1993).

10.3          Loan Agreement by and between the Company and LaSalle
              National Bank dated August 14, 1996 (incorporated by        ---
              reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3, Registration No. 333-06707).

*11.1         Computation of Per Share Earnings                           62

*21.1         Subsidiaries of the Company                                 63

*23.1         Consent of Coopers & Lybrand                                64

*27.1         Financial Data Schedule                                     ---

------------------
*Filed herewith.