Form 10-Q
period 1997-03-31
BANCFIRST OHIO CORP
filed 1997-05-13
CIK 868572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-18840

                              BancFirst Ohio Corp.
             (Exact name of registrant as specified in its charter)

               Ohio                                           31-1294136
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                          Identification No.)

                     422 Main Street Zanesville, Ohio 43701
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (614) 452-8444
              (Registrant's telephone number, including area code)

                                       N/A
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes X No
                                             ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                            Outstanding as of May 8, 1997
             -----                            -----------------------------
   Common Stock, No Par Value                          3,980,647

                                      INDEX
                              BANCFIRST OHIO CORP.


PART I. FINANCIAL INFORMATION                                                               PAGE NO.
-----------------------------                                                               --------
         Item 1. Financial Statements

                  Consolidated Balance Sheet..................................................    3

                  Consolidated Statement of Income............................................    4

                  Consolidated Statement of Cash Flows........................................    5

                  Notes to Consolidated Financial Statements..................................  6-8

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................................... 9-20

PART II. OTHER INFORMATION

         Other Information....................................................................   21

         Item 1. Legal Proceedings
         Item 2. Changes in Securities
         Item 3. Defaults upon Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K
                    (a) Exhibits on Item 601 of Regulation S-K
                    (b) Exhibit 27: Financial Data Schedule
                    (c) Reports on Form 8-K

Signatures                 ...................................................................   22


                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                              BANCFIRST OHIO CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31        DEC. 31
                                                                 1997           1996
                                                              -----------    -----------
                  ASSETS:
Cash and due from banks                                       $    19,950    $    18,856
Federal funds sold                                                  2,450          2,193
Securities held-to-maturity, at amortized cost (approximate
    fair value of $46,240 and $47,652 in 1997 and 1996,
    respectively)                                                  46,000         46,799
Securities available-for-sale, at fair value                      248,658        237,777
                                                              -----------    -----------
         Total securities                                         294,658        284,576
                                                              -----------    -----------
  Loans, net of unearned income                                   723,667        721,855
  Allowance for possible loan losses                               (6,691)        (6,599)
                                                              -----------    -----------
         Net loans                                                716,976        715,256
                                                              -----------    -----------
Bank premises and equipment, net                                    8,084          7,962
Accrued interest receivable                                         7,200          6,696
Intangible assets                                                  13,799         14,187
Other assets                                                        5,571          7,194
                                                              -----------    -----------
         Total assets                                         $ 1,068,688    $ 1,056,920
                                                              ===========    ===========
               LIABILITIES:
Deposits:
         Non-interest-bearing deposits                        $    48,847    $    56,179
         Interest-bearing deposits                                684,351        676,510
                                                              -----------    -----------
           Total deposits                                         733,198        732,689
Short-term borrowings                                               4,500         11,650
Long-term borrowings                                              245,473        224,959
Accrued interest payable                                            2,851          2,255
Other liabilities                                                   4,238          7,473
                                                              -----------    -----------
         Total liabilities                                        990,260        979,026
                                                              -----------    -----------
          SHAREHOLDERS' EQUITY:
Common stock, $10 par value, 7,500,000 shares authorized,
  4,033,919 shares issued in 1997 and 1996, respectively           40,340         40,340
Capital in excess of par value                                     22,834         22,807
Retained earnings                                                  17,063         15,466
Unrealized holdings gains (losses) on securities
   available-for-sale, net                                           (761)           304
Treasury stock, 54,165 and 54,420 shares, at cost, in 1997
  and 1996, respectively                                           (1,048)        (1,023)
                                                              -----------    -----------
Total shareholders' equity                                         78,428         77,894
                                                              -----------    -----------
         Total liabilities and shareholders' equity           $ 1,068,688    $ 1,056,920
                                                              ===========    ===========



The accompanying notes are an integral part of the financial statements.

                              BANCFIRST OHIO CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATE)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                                  ---------
                                                              1997        1996
                                                             -------     -------
Interest income:
  Interest and fees on loans                                 $15,512     $ 6,187
  Interest and dividends on securities:
    Taxable                                                    4,618       2,537
    Tax-exempt                                                   332         329
  Other interest income                                          189          88
                                                             -------     -------
         Total interest income                                20,651       9,141
                                                             -------     -------
Interest expense:
  Time deposits, $100 and over                                 1,873         710
  Other deposits                                               6,059       2,668
  Long-term borrowings                                         3,589         838
  Short-term borrowings                                           37         192
                                                             -------     -------
         Total interest expense                               11,558       4,408
                                                             -------     -------
         Net interest income                                   9,093       4,733
Provision for possible loan losses                               298         292
                                                             -------     -------
         Net interest income after
            provision for possible loan losses                 8,795       4,441
                                                             -------     -------
Other income:
  Trust and custodian fees                                       422         375
  Customer service fees                                          463         411
  Gain on sale of loans                                          491         596
  Other                                                          164         180
  Investment securities gains, net                                22           2
                                                             -------     -------
         Total other income                                    1,562       1,564
                                                             -------     -------
Other expense:
  Salaries and employee benefits                               3,523       1,887
  Net occupancy expense                                          531         205
  Amortization of intangibles                                    396           7
  Other                                                        1,936       1,288
                                                             -------     -------
         Total other expense                                   6,386       3,387
                                                             -------     -------
  Income before income taxes                                   3,971       2,618
  Provision for Federal income taxes                           1,339         763
                                                             -------     -------
         Net income                                          $ 2,632     $ 1,855
                                                             =======     =======
Net income per common share                                  $  0.66     $  0.62
                                                             =======     =======
Weighted average common shares outstanding                     3,981       2,972
                                                             =======     =======
Cash dividends per common share                              $  0.26     $  0.25
                                                             =======     =======
Total cash dividends paid                                    $ 1,035     $   743
                                                             =======     =======



The accompanying notes are an integral part of the financial statements.

                              BANCFIRST OHIO CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
                                                                               --------
                                                                           1997        1996
                                                                         --------    --------
Cash flows from operating activities:
  Net income                                                             $  2,632    $  1,855
  Adjustments to reconcile net income to net cash provided
    by operations:
  Depreciation and amortization                                             1,017         483
  Provision for possible loan losses                                          298         292
  Gain on sale of assets                                                     (513)       (598)
  Increase in interest receivable                                            (504)       (377)
  Decrease in other assets                                                  1,786       3,576
  Increase in interest payable                                                596         176
  Decrease in other liabilities                                            (1,735)       (397)
  FHLB stock dividend                                                        (234)        (74)
                                                                         --------    --------
         Net cash provided by operating activities                          3,343       4,936
                                                                         --------    --------
Cash flows from investing activities:
  (Increase) decrease in federal funds sold and short term investments       (845)        487
  Proceeds from maturities of securities held-to-maturity                     769          94
  Proceeds from maturities and sales of securities available-for-sale      20,995       9,550
  Purchase of securities held-to-maturity                                    --          (487)
  Purchase of securities available-for-sale                               (32,801)    (10,838)
  Increase in loans, net                                                   (5,402)    (14,212)
  Decrease in payable related to acquisition of County Savings Bank        (1,500)       --
  Purchase of loans                                                        (7,374)       --
  Purchases of equipment and other assets                                    (420)       (329)
  Proceeds from sale of loans                                              11,339       5,673
                                                                         --------    --------
         Net cash used in investing activities                            (15,239)    (10,062)
                                                                         --------    --------
Cash flows from financing activities:
  Decrease in short-term borrowings                                        (7,150)     (2,500)
  Increase (decrease) in other long-term borrowings                        20,514        (104)
  Net increase in deposits                                                    659       7,691
  Cash dividends paid                                                      (1,035)       (743)
  Reissuance of treasury stock, net                                             2          44
                                                                         --------    --------
         Net cash provided by financing activities                         12,990       4,388
                                                                         --------    --------
         Net increase (decrease) in cash and due from banks                 1,094        (738)

Cash and due from banks, beginning of period                               18,856      14,102
                                                                         --------    --------
Cash and due from banks, end of period                                   $ 19,950    $ 13,364
                                                                         ========    ========
Supplemental cash flow disclosures:

  Income taxes paid                                                      $   --      $     50
                                                                         ========    ========
  Interest paid                                                          $ 11,112    $  4,232
                                                                         ========    ========


The accompanying notes are an integral part of the financial statements

                              BANCFIRST OHIO CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of BancFirst Ohio Corp. ("Company"), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996 for additional disclosures, including a summary of the Company's accounting policies. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 1996 consolidated financial statements to conform to the 1997 presentation.

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

         The following summarizes the pro-forma results of operations for the three months ended March 31, 1997 and 1996 as if County had been acquired at the beginning of such period:

                                                               MARCH 31,
                                                        1997               1996
                                                        ----               ----
Net Interest income                                     $9,093            $8,206
Net Income                                              $2,632            $2,443
Net Income per share                                    $  .66            $  .62

2)       INVESTMENT SECURITIES:

         The amortized cost and estimated fair value of investment securities are as follows:

                                          MARCH 31, 1997         DECEMBER 31,1996
                                          --------------         ----------------
SECURITIES HELD-TO-MATURITY                COST    FAIR VALUE     COST    FAIR VALUE
---------------------------                ----    ----------     ----    ----------
                                                     (IN THOUSANDS)
Other U.S. government agencies           $  2,084   $  2,094   $  1,999   $  2,000
State and political subdivisions            6,262      6,295      6,266      6,375
Mortgage-backed and related securities     34,864     35,061     35,690     36,431
Other                                       2,790      2,790      2,844      2,846
                                         --------   --------   --------   --------
                                         $ 46,000   $ 46,240   $ 46,799   $ 47,652
                                         ========   ========   ========   ========
SECURITIES AVAILABLE-FOR-SALE
-----------------------------
U.S. treasury securities                 $ 11,268   $ 11,315   $ 11,775   $ 11,881
Other U.S. government agencies             14,803     14,566     12,446     12,428
State and political subdivisions           16,113     16,096     16,090     16,301
Mortgage-backed and related securities    191,090    190,153    182,509    182,672
Other                                      16,537     16,528     14,495     14,495
                                         --------   --------   --------   --------
                                         $249,811   $248,658   $237,315   $237,777
                                         ========   ========   ========   ========


3)       LOANS AND LEASES BY CATEGORIES:

                                                         MARCH 31       DEC. 31
                                                           1997           1996
                                                         --------       --------
                                                             (IN THOUSANDS)
Commercial, financial and agricultural                   $303,745       $299,630
Real estate - mortgage                                    332,168        337,911
Real estate - construction                                  8,901          7,716
Consumer installment                                       78,853         76,598
                                                         --------       --------
Total                                                    $723,667       $721,855
                                                         ========       ========


4)       LONG-TERM BORROWINGS

         Long-term borrowings as of March 31, 1997 and December 31, 1996 were as follows:

                                                             MARCH 31   DEC. 31
                                                               1997       1996
                                                             --------   --------
                                                               (IN THOUSANDS)
Term reverse repurchase agreement (5.95%) due 1997           $  5,000   $  5,000
Term reverse repurchase agreement (6.05%) due 1998              5,000      5,000
Federal Home Loan Bank Advances                               220,473    199,959
Term debt with a financial institution (LIBOR + 1.35%)         15,000     15,000
                                                             --------   --------
Total                                                        $245,473   $224,959
                                                             ========   ========

         Minimum annual retirements on long-term borrowings for the next five years consisted of the following:

                                              MARCH 31,1997                               DECEMBER 31, 1996
                                              -------------                               -----------------
                                                               (IN THOUSANDS)
MATURITY (PERIOD                        AVERAGE                             AVERAGE
ENDING DECEMBER 31)                      RATE              AMOUNT             RATE              AMOUNT
-------------------                      ----              ------             ----              ------

1996                                     5.69%           $ 180,365             6.42%           $ 169,851
1997                                     5.93%              19,734             5.93%              17,734
1998                                     6.20%              17,266             6.24%              14,266
1999                                     6.50%               5,051             6.76%               3,051
2000                                     6.47%               6,088             6.75%               3,088
2001 and thereafter                      6.87%              16,969             6.64%              16,969
                                                         ---------                              --------
         Total                           5.86%           $ 245,473             6.39%            $224,959
                                                         =========                              ========

         Federal Home Loan Bank ("FHLB") advances must be secured by eligible collateral as specified by the FHLB. Accordingly, the Company has a blanket pledge of its first mortgage loan portfolio as collateral for the advances outstanding, with a required minimum ratio of collateral to advances of 150%. Additionally, the stock of the FHLB owned by the Company (book value at March 31, 1997 of $14.7 million) is pledged as collateral for these borrowings.

         The Company has no commitments to borrow additional funds from the FHLB as of March 31, 1997.

5)       NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement provides accounting and reporting standards for loan securitizations based on control of the underlying assets. It also provides accounting and implementation guidance for other transfers, including partial transfers of loans, servicing of financial assets, repurchase agreements, securities lending and extinguishements of liabilities. The effective date of certain provisions has been deferred by the Financial Accounting Standards Board until 1998. Adoption of this statement had no impact on the Company's March 31, 1997 financial statements.

         SFAS No. 128 "Earnings Per Share" was issued in February 1997 and is effective for financial statements issued for periods after December 15, 1997. The statement specifies the computation, presentation and disclosure requirements for earning per share for entities with publcly held common stock. The impact of the statement on earnings per share is not expected to be material.

6)       SUBSEQUENT EVENT

         On April 17, 1997, the Company's shareholders approved proposals to the Company's Articles of Incorporation to increase the number of authorized shares of common stock to 20,000,000 from 7,500,000 and to eliminate par value per share of common stock. These changes to the Company's Articles of Incorporation will have no effect on the existing capital of the Company.

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

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its Banking Subsidiaries operate); competition for the Company's customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates; material unforeseen changes in the liquidity, results of operations, or other financial position of the Company's customers; delays in, customers' reactions to, and other unforeseen complications with respect to the implementation of the Company's planned integration of County; and other risks detailed in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

BANCFIRST OHIO CORP.
SELECTED FINANCIAL DATA:
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  AT OR FOR THE THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                  1997 (1)           1996
                                                                -------------    -------------
STATEMENT OF INCOME DATA:
  Interest income                                                  $   20,651         $  9,141
  Interest expense                                                     11,558            4,408
                                                                   ----------         --------
  Net interest income                                                   9,093            4,733
  Provision for possible loan losses                                      298              292
  Non-interest income                                                   1,562            1,564
  Non-interest expense                                                  6,386            3,387
                                                                   ----------         --------
  Income before income taxes                                            3,971            2,618
  Provision for Federal income taxes                                    1,339              763
                                                                   ----------         --------
  Net income                                                       $    2,632         $  1,855
                                                                   ==========         ========
PER SHARE DATA:
  Net income                                                       $     0.66         $   0.62
  Dividends                                                              0.26             0.25
  Book value                                                            19.71            16.89
  Tangible book value                                                   16.24            16.86

BALANCE SHEET DATA:
  Total assets                                                     $1,068,688         $481,490
   Loans                                                              723,667          277,715
   Allowance for possible loan losses                                   6,691            3,406
   Securities                                                         294,658          178,195
   Deposits                                                           733,198          356,236
   Borrowings                                                         249,973           71,531
   Shareholders' equity                                                78,428           50,205

PERFORMANCE RATIOS (3):
   Return on average assets                                              0.99%            1.52%
   Return on average equity                                             13.56            14.93
   Net interest margin                                                   3.65             4.28
   Interest rate spread                                                  3.21             3.97
   Non-interest income to average assets                                 0.59             1.30
   Non-interest expense to average assets                                2.26             2.83
   Efficiency ratio (2)                                                 55.34            53.69

ASSET QUALITY RATIOS:
   Non-performing loans to total loans                                   0.41%            0.48%
   Non-performing assets to total assets                                 0.32             0.28
   Allowance for possible loan losses to total loans                     0.92             1.23
   Allowance for possible loan losses to non-performing loans           227.4            254.4
   Net charge-offs to average loans (3)                                  0.12             0.28

CAPITAL RATIOS:
   Shareholders' equity to total assets                                  7.34%           10.43%
   Tier 1 capital to total assets                                        6.16%           10.41
   Tier 1 capital to risk-weighted assets                               11.27%           16.96


(1) The Company's acquisition of County in August 1996 significantly affects the comparability of the Company's results of operations for prior periods.

(2) The efficiency ratio is equal to non-interest expense (excluding amortization expense) divided by net interest income on a fully tax equivalent basis plus non-interest income excluding gains on sales of securities.

(3)  Ratios are stated on an annualized basis.

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

                                                               Three Months Ended March 31,
                                             .................1997................   ..................1996................
                                                                        (Dollars in thousands)
                                              Average       Income /       Yield /    Average       Income /       Yield /
                                              Balance       Expense        Rate (1)   Balance       Expense        Rate (1)
                                              -------       -------        --------   -------       -------        --------
Securities:
   Taxable                                   $  276,194    $    4,766        7.00%   $  149,413    $    2,537       6.81%
   Tax-exempt                                    25,286           502        8.05        27,572           487       7.08
                                             ----------    ----------                ----------    ----------
   Total securities                             301,480         5,268        7.09       176,985         3,024       6.85

Loans (2):
   Commercial                                   308,432         7,269        9.56       114,108         2,776       9.76
   Real estate                                  340,769         6,522        7.76       109,023         2,163       7.96
   Consumer                                      76,300         1,743        9.26        53,451         1,276       9.58
                                             ----------    ----------                ----------    ----------
   Total loans                                  725,501        15,534        8.68       276,582         6,215       9.01

Federal funds sold                                3,598            41        4.62         6,918            88       5.10
                                             ----------    ----------                ----------    ----------
Total earning assets (3)                      1,030,579        20,843        8.20%      460,485         9,327       8.15%
                                                           ----------        ----                  ----------       ----
Non-interest earning assets                      44,243                                  20,400
                                             ----------                              ----------
Total assets                                 $1,074,822                              $  480,885
                                             ==========                              ==========
Interest-bearing deposits:
   Demand and savings deposits               $  204,400    $    1,333        2.64%   $  155,712    $    1,090       2.81%
   Time deposits                                482,783         6,601        5.55       163,054         2,288       5.63
                                             ----------    ----------                ----------    ----------
   Total deposits                               687,183         7,934        4.68       318,766         3,378       4.25

Borrowings                                      251,108         3,625        5.85        69,279         1,030       5.96
                                             ----------    ----------                ----------    ----------
Total interest-bearing liabilities              938,291        11,559        5.00       388,045         4,408       4.56
                                                           ----------        ----                  ----------       ----
Non interest-bearing deposits                    47,383                                  38,041
                                             ----------                              ----------
Subtotal                                        985,674                                 426,086

Accrued expenses and other liabilities           10,427                                   4,949
                                             ----------                              ----------
Total liabilities                               996,101                                 431,035

Shareholders' equity                             78,721                                  49,850
                                             ----------                                --------
Total liabilities and shareholders' equity    1,074,822                                $480.885
                                             ==========                                ========
Net interest income and
   interest rate spread (4)                                $    9,284        3.21%                 $    4,919       3.59%
                                                           ==========        ====                  ==========       ====
Net interest margin (5)                                                      3.65%                                  4.28%
                                                                             ====                                   ====
Average interest-earning assets to
   average interest-bearing liabilities                                     109.8%                                   118.7%


(1)  Calculated on an annualized basis.

(2)  Non-accrual loans are included in the average loan balances.

(3) Interest income is computed on a fully tax equivalent (FTE) basis, using a tax rate of 34%.

(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5) The net interest margin represents net interest income as a percentage of average interest-earning assets.

RATE AND VOLUME VARIANCES

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

                                               THREE MONTHS ENDED MARCH 31,
                                                      1997 VS. 1996
                                                      (IN THOUSANDS)
                                                    INCREASE (DECREASE)
                                                    -------------------
                                              VOLUME        RATE         TOTAL
                                             --------     --------     --------
Interest-earning assets:
Securities:
  Taxable                                    $  2,115     $    114     $  2,229
  Non-taxable                                     (42)          57           15
                                             --------     --------     --------
         Total securities                       2,073          171        2,244
                                             --------     --------     --------
Loans:
  Commercial                                    4,666         (173)       4,493
  Real estate                                   4,543         (184)       4,359
  Consumer                                        531          (64)         467
                                             --------     --------     --------
         Total loans                            9,740         (421)       9,319
                                             --------     --------     --------
Federal funds sold                                (43)          (4)         (47)
                                             --------     --------     --------
Total interest-earning assets (1)              11,770         (254)      11,516
                                             --------     --------     --------
Interest-bearing liabilities:
Deposits:
  Demand and savings deposits                     331          (88)         243
  Time deposits                                 4,431         (118)       4,313
                                             --------     --------     --------
Total interest-bearing deposits                 4,762         (206)       4,556
Borrowings                                      2,673          (78)       2,595
                                             --------     --------     --------
Total interest-bearing liabilities              7,435         (284)       7,151
                                             --------     --------     --------
Net interest income                          $  4,335     $     30     $  4,365
                                             ========     ========     ========

(1) Computed on a fully tax-equivalent basis, assuming a tax rate of 34%.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
1996

         Net Income. Net income for the three months ended March 31, 1997 increased 41.9% to $2.6 million, compared to net income of $1.9 million for the three months ended March 31, 1996. Earnings per share in the first quarter of 1997 equaled $0.66, compared to $0.62 for the same period in 1996. Net interest income increased 92.1% in the three months ended March 31, 1997, as compared to the same period in 1996 while the provision for possible loan losses and non-interest expense increased 2.1% and 88.5%, respectively. Non-interest income was basically unchanged from the comparative period. The Company's net interest margin decreased to 3.65% for the first quarter of 1997, compared to 4.28% for the same period in 1996, reflecting the lower net interest margin on County's interest-earning assets. Increases in non-interest income resulting from the inclusion of County's operating results and higher levels of fee income were offset by lower gains on sales of the guaranteed portion of SBA loans and lower net servicing fee income associated with such loans due to increased amortization of capitalized servicing fee assets. Non-interest expense increased due to the inclusion of County's operating expenses, amortization of intangibles resulting from the County acquisition and higher costs associated with the expansion of trust and other operating activities. The Company's return on average assets and return on average equity were .99% and 13.56%, respectively, in the first quarter of 1997, compared to 1.52% and 14.93%, respectively, in the first quarter of 1996.

         Interest Income. Total interest income increased 125.9% to $20.7 million for the three months ended March 31, 1997, compared to $9.1 million for the first quarter of 1996. This increase resulted from a $570.1 million, or 123.8%, increase in average interest-earning assets between the two periods. The average balance of loans increased $448.9 million, or 162.3%. These increases resulted primarily from the acquisition of County which contributed $544.4 million of the increase in average earning assets and $427.9 million of the increase in average loans. The increase in average assets of $25.7 million from internal growth was consistent with the Company's growth strategies to maximize returns on shareholders' equity.

         The weighted average yield on interest-earning assets increased slightly to 8.20% during the three months ended March 31, 1997, compared to 8.15% during the same three month period in 1996. The Company's yield on average loans decreased from 9.01% during the three months ended March 31, 1996 to 8.68% during the three months ended March 31, 1997. This resulted primarily from a slightly lower yield on County's loan portfolio due to a higher portion of such loans consisting of lower yielding residential mortgage loans. The impact of this decrease in yield was partially offset by additional accretion of discounts on SBA loans totaling $155,000 resulting from prepayments. Yields on the investment portfolio increased from 6.85% during the first quarter of 1996 to 7.09% during the first quarter of 1997 primarily as a result of increased yields on adjustable rate securities and purchases of higher yielding mortgage-backed securities during the fourth quarter of 1996 and first quarter of 1997.

         Interest Expense. Total interest expense increased 162.2% to $11.6 million for the three months ended March 31, 1997, compared to $4.4 million for the three months ended March 31, 1996. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding and due to a higher cost of funds during the first quarter of 1997, as compared to the same period in 1996. The average balance of interest-bearing deposit accounts increased $368.4 million, or 115.6%, from the first quarter in 1996 to the first quarter in 1997. Average interest-bearing liabilities increased 141.8%, from $388.0 million to $938.3 million. These increases also primarily resulted from the acquisition of County which contributed $520.2 million (including $15.0 million of acquisition related debt) to the increase in average interest-bearing liabilities and $354.0 million to the increase in total interest-bearing deposits.

         The Company's cost of funds increased to 5.00% in the three months ended March 31, 1997 compared to 4.56% in the same period of 1996, primarily due to a higher cost of funds associated with County's interest-bearing liabilities. The cost of funds was also affected by the continued shift by customers into higher yielding certificates of deposit and higher borrowing levels relative to total interest-bearing liabilities.

         Provision for Possible Loan Losses. The provision for possible loan losses was $298,000 for the three months ended March 31, 1997, compared to $292,000 in the first quarter of 1996. Total non-performing loans increased 119.8% to $2.9 million at March 31, 1997, from $1.3 million at March 31, 1996, with County adding $1.3 million to the 1997 total. The allowance for possible loan losses at March 31, 1997 was $6.7 million, or .92% of total loans and 227.4% of non-performing loans compared to $3.4 million, or 1.23% of total loans and 254.4% of non-performing loans at March 31, 1996. Management's estimate of the adequacy of its allowance for possible loan losses is based upon its continuing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix and selected credits are factors that affect judgments concerning the adequacy of the allowance.

         Non-Interest Income. Total non-interest income was $1.6 million for the three months ended March 31,1997 and 1996. Fee and other income contributed by County to the 1997 results totaled $250,000. This increase was offset by a $161,000 decrease in gains on sales of SBA loans. During the first quarter of 1997, the Company sold approximately $3.1 million of the guaranteed portion of its SBA loan originations in the secondary market compared to $5.2 million in the first quarter of 1996, realizing gains of $320,000 in 1997, compared to gains of $596,000 in 1996. In addition, the Company sold $3.2 million of the guaranteed portion of a commercial real estate loan originated under the Farmers B&I program, realizing a gain of $115,000 in the first quarter of 1997. Also, in the first quarter of 1997, servicing fee income associated with SBA loans was reduced $274,000 for additional amortization of capitalized servicing assets due to prepayments of the underlying loans (see also Interest Income above regarding additional acretion of related discounts). At March 31, 1997, unamortized capitalized servicing assets related to SBA loans totaled $2.0 million while discounts associated with the retained portion of SBA loans totaled $1.4 million. While management cannot predict, with certainty, the timing of future prepayments, further prepayments of SBA loans are considered less likely as a result of recent increases in interest rates.

         Customer service fees, representing service charges on deposits and fees from other banking services, increased 12.7% in the first quarter of 1997, to $463,000, from $411,000 in the first quarter of 1996. This increase resulted from fee income contributed by County to the 1997 results as well as from higher fee structures. Trust income increased 12.5% to $422,000 in the first quarter of 1997, from $375,000 in the first quarter of 1996. Growth in trust and custodian fees resulted primarily from the expansion of the customer base and higher asset values. The $16,000 decrease in other income to $164,000 in the first quarter of 1997 compared to $180,000 in the first quarter of 1996 resulted from the additional amortization of servicing fee assets more than offsetting other fee income added by County, as previously discussed.

         The following table sets forth the Company's non-interest income for the periods indicated:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                                ---------
                                                          1997             1996
                                                          ----             ----
                                                              (IN THOUSANDS)
Trust and custodian fees                                  $  422          $  375
Customer service fees                                        463             411
Investment securities gains                                   22               2
Gains on sales of loans                                      491             596
Other                                                        164             180
                                                          ------          ------
         Total                                            $1,562          $1,564
                                                          ======          ======


         Non-Interest Expense. Total non-interest expense increased $3.0 million to $6.4 million in the three months ended March 31, 1997, compared to $3.4 million in the three months ended March 31, 1996. Excluding expenses of $2.6 million that were added by or resulted from the acquisition of County, non-interest expenses increased $373,000, or 11.0%, during the first quarter of 1997 compared to the same period in 1996. This increase generally resulted from expansion of the Company's operating activities over the past year.

         The following table sets forth the Company's non-interest expense for the periods indicated:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              1997         1996
                                                              ----         ----
                                                                (IN THOUSANDS)
Salaries and employee benefits                                $3,523      $1,887
Net occupancy expense                                            531         205
Furniture, fixtures and equipment                                173         103
Data processing                                                  262         152
Taxes other than income taxes                                    271         144
Federal deposit insurance                                         64          18
Amortization of goodwill and other intangibles                   396           7
Other                                                          1,166         871
                                                              ------      ------
         Total                                                $6,386      $3,387
                                                              ======      ======

         Salaries and employee benefits accounted for approximately 55.2% of total non-interest expense in the three months ended March 31, 1997 compared to 55.7% in the first quarter of 1996. The average full time equivalent staff was 358 in 1997 compared to 214 in 1996. Excluding salary and employee benefits expense of $1.4 million added by County, such expenses increased $268,000, or 14.2% as a result of market expansion and new product offerings during 1996.

         Net occupancy expense increased 159.0% to $531,000 in the first quarter of 1997 from $205,000 in the first quarter of 1996. This increase resulted from $300,000 of expenses added by County with the remainder attributed primarily to the expansion of the Company's small business lending centers and opening of a supermarket branch in July 1996.

         Furniture, fixtures and equipment expense increased $70,000, or 70.0% for the first quarter of 1997. In addition to $54,000 of expenses added by County, the increase in furniture and equipment expense was due principally to higher depreciation costs.

         Data processing expense increased $110,000, or 72.4%, for the first quarter of 1997. In addition to $76,000 of expenses added by County, higher costs in 1997 resulted from the expansion of technology throughout the Company during 1996 to enhance customer service, increase efficiencies and improve information management systems.

         Taxes other than income taxes increased $127,000, or 88.2%, for the first quarter of 1997 compared to the first quarter of 1996. This increase resulted from $107,000 of expenses added by County as well as from higher equity levels of the Company's subsidiaries.

         Federal deposit insurance expense increased $46,000 to $64,000 in 1997 from $18,000 in the first quarter of 1996 primarily as a result of $43,000 of expense added by County.

         Amortization of goodwill and other intangible assets resulting from the application of purchase accounting in connection with the County acquisition totaled $389,000 during the first quarter of 1997 with no comparable amount in the first quarter of 1996.

         Excluding $289,000 of expenses added by County, other non-interest expenses were $877,000 during the first quarter of 1997 compared to $871,000 in the first quarter of 1996.

         The efficiency ratio is one method used in the banking industry to assess profitability. It is defined as non-interest expense less amortization expense divided by the net revenue stream, which is the sum of net interest income on a tax-equivalent basis and non-interest income excluding net investment securities gains or losses. The Company's efficiency ratio was 55.3% for the first quarter of 1997, compared to 53.7% for the comparable period in 1996. Controlling costs and improving productivity, as measured by the efficiency ratio, is considered by management a primary factor in enhancing performance. As expected, operating expense levels have increased in 1997 as a result of the Company's expansion into new markets, increased growth and volume of activities, and overall inflation.

         Provision for Income Taxes. The Company's provision for Federal income taxes was $1.3 million, or 33.7% of pretax income, for the three months ended March 31, 1997 compared to $763,000, or 29.1% of pretax income, for the three months ended March 31, 1996. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans and the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense.

ASSET QUALITY

         Non-performing Assets. To maintain the level of credit risk of the loan portfolio at an appropriate level, management sets underwriting standards and internal lending limits and provides for proper diversification of the portfolio by placing constraints on the concentration of credits within the portfolio. In monitoring the level of credit risk within the loan portfolio, management utilizes a formal loan review process to monitor, review, and consider relevant factors in evaluating specific credits in determining the adequacy of the allowance for possible loan losses. The Company's banking and thrift subsidiaries formally document their evaluation of the adequacy of the allowance for possible loan losses on a quarterly basis and the evaluations are reviewed and discussed with the respective boards of directors.

         Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as "other real estate owned" until such time as it is sold or otherwise disposed of. The Company owned $523,000 of such property at March 31, 1997 and $539,000 at December 31, 1996. No such property was owned at March 31, 1996.

         Non-performing loans totaled $2.9 million, or 0.41% of total loans, at March 31, 1997, compared to $1.3 million, or 0.48% of total loans, at March 31, 1996. The increase in non-performing loans of $1.6 million from March 31, 1996 was primarily attributed to County's non-performing loans of $1.3 million. Non-performing assets totaled $3.5 million, or 0.32% of total assets at March 31, 1997, compared to $1.3 million, or .28% of total assets at March 31, 1996. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the table below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms. The following is an analysis of the composition of non-performing assets:

                                                                 MARCH 31,
                                                            1997          1996
                                                           ------        ------
                                                          (DOLLARS IN THOUSANDS)
Non-accrual loans                                          $1,682        $  846
Accruing loans 90 days or more past due                     1,261           493
                                                           ------        ------
Total non-performing loans                                  2,943         1,339
Other real estate owned                                       523          --
                                                           ------        ------
Total non-performing assets                                $3,466        $1,339
                                                           ======        ======

Non-performing loans to total loans                          0.41%         0.48%
Non-performing assets to total assets                        0.32%         0.28%

         Non-performing loans considered to be impaired under Statement of Financial Accounting Standards No. 114 at March 31, 1997 and the related effects on earnings during the periods presented were not material.

         Allowance for Possible Loan Losses. The Company records a provision necessary to maintain the allowance for possible loan losses at a level sufficient to provide for potential future credit losses. The provision is charged against earnings when it is established. An allowance for possible loan losses is established based on management's best judgment, which involves a continuing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and review of individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix, and selected credits are factors that affect judgments concerning the adequacy of the allowance. Actual losses on loans are charged against the allowance.

         The following table summarizes the Company's loan loss experience, and provides a breakdown of the allowance for possible loan losses at the dates indicated.

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                        1997           1996
                                                      ---------      ---------
                                                        (DOLLARS IN THOUSANDS)
Balance at beginning of period                        $   6,599      $   3,307
Provision charged to expense                                298            292
Loans charged-off                                          (331)          (255)
Recoveries of loans previously
  charged-off                                               125             62
                                                      ---------      ---------
Balance at end of period                              $   6,691      $   3,406
                                                      =========      =========
Loans outstanding at end of period                    $ 723,667      $ 277,715
Average loans outstanding                             $ 725,501      $ 276,582
Allowance as a percent of loans outstanding                0.92%          1.23%
Net charge-offs to average loans (annualized)              0.12%          0.28%
Allowance for possible loan losses
 to nonperforming loans                                   227.4%         254.4%

         The allowance for possible loan losses totaled $6.7 million at March 31, 1997, representing .92% of total loans, compared to $3.4 million at March 31, 1996, or 1.23% of total loans. County's allowance for possible loan losses represented $2.9 million of the $3.3 million increase in such allowances at March 31, 1997 from March 31, 1996. Charge-offs represent the amount of loans actually removed as earning assets from the balance sheet due to uncollectibility. Amounts recovered on previously charged-off assets are netted against charge-offs, resulting in net charge-offs for the period. Net loan charge-offs for the three months ended March 31, 1997 were $206,000, compared to net charge-offs of $193,000 for the same period in 1996. Charge-offs have been made in accordance with the Company's standard policy and have occurred primarily in the commercial and consumer loan portfolios.

         The allowance for possible loan losses as a percentage of non-performing loans ("coverage ratio"), was 227.4% at March 31, 1997, compared to 254.4% at March 31, 1996. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the adequacy of the allowance by management. Total non-performing loans as a percentage of total loans remained a relatively low 0.41% of total loans at March 31, 1997.

COMPARISON OF MARCH 31, 1997 AND DECEMBER 31, 1996 FINANCIAL CONDITION

         Total assets amounted to $1.07 billion at March 31, 1997, compared to $1.06 billion at December 31, 1996, an increase of $11.8 million, or 1.1%.

         Total investment securities increased by $10.1 million to $294.7 million. The Company's general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its investment securities as available-for-sale. At March 31, 1997, 84.4% of the total investment portfolio was classified as available-for-sale, while those securities which the Company intends to hold to maturity represented the remaining 15.6%. This compares to 83.6% and 16.4% classified as available-for-sale and held to maturity, respectively, at December 31, 1996.

         Total loans increased $1.8 million to $723.7 million at March 31, 1997. This slight increase reflects the relatively lower level of origination volume that generally occurs during the first quarter. Also, first quarter 1997 origination volume as compared to 1996 was affected by increasing interest rates.

         Premises and equipment increased slightly from $8.0 million to $8.1 million at March 31, 1997, relating primarily to ATM installations at County's branches.

         Total deposits increased slightly to $733.2 million at March 31, 1997 from $732.7 million at December 31, 1996. The Company continues to emphasize growth in its existing retail deposit base provided incremental deposit growth is cost effective compared to alternative funding sources. Total interest-bearing deposits accounted for 93.3% of total deposits at March 31, 1997, compared to 92.3% at December 31, 1996.

         Total borrowings increased $13.4 million to $250.0 million at March 31, 1997, compared to $236.6 million at December 31, 1996. This increase resulted primarily from funding needs associated with increases in the investment portfolio.

LIQUIDITY AND CAPITAL RESOURCES

         The objective of liquidity management is to ensure the availability of funds to accommodate customer loan demand as well as deposit withdrawals while continuously seeking higher yields from longer term lending and investing opportunities. This is accomplished principally by maintaining sufficient cash flows and liquid assets along with consistent stable core deposits and the capacity to maintain immediate access to funds. These immediately accessible funds may include federal funds sold, unpledged marketable securities, reverse repurchase agreements or available lines of credit from the Federal Reserve Bank, FHLB, or other financial institutions. An important factor in the preservation of liquidity is the maintenance of public confidence, as this facilitates the retention and growth of a large, stable supply of core deposits in funds.

         The Company's principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB as well as other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. The investment portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $248.7 million were classified as available-for-sale as of March 31, 1997, representing 84.4% of the total investment portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity.

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

         The Company obtained a $15 million term loan with a financial institution in order to partially fund the acquisition of County. Under the terms of the loan agreement, the Company is required to make quarterly interest payments and annual principal payments, based on a ten year amortization, commencing in February 1998. The unpaid loan balance is due in full September 1, 2003. The loan agreement also contains certain financial covenants all of which the Company was in compliance with at March 31, 1997.

         Shareholders' equity at March 31, 1997 was $78.4 million, compared to prior year-end shareholders' equity of $77.9 million, an increase of $534,000. This increase resulted from the retention of earnings, net of dividends paid of $1.0 million, offset by the change in unrealized gains (loses) on available-for-sale securities from a net gain of $304,000 at December 31, 1996 compared to a net loss of $761,000 at March 31, 1997. This change in the effect on equity was attributable to increases in interest rates during the first quarter of 1997.

         Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At March 31, 1997, the Company had a total risk-based capital ratio of 11.27%, of which 10.23% consisted of Tier 1 capital. The leverage ratio for the Company at March 31, 1997, was 6.16%.

         Cash dividends declared to shareholders of the Company totaled $1.0 million, or $0.26 per share, during the first three months of 1997. This compares to dividends of $743,000, or $0.25 per share, for the same period in 1996. Cash dividends paid as a percentage of net income amounted to 39.3% and 40.1% for the three months ended March 31, 1997 and 1996, respectively.

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

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits on Item 601 of Regulation S-K

         Exhibit 3(a) - Articles of Incorporation, as amended

         Exhibit 3(b) - Code of Regulations, as amended

         Exhibit 11: Computation of Per Share Earnings

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                              ---------
                                                       1997              1996
                                                    ----------        ----------
Gross Weighted Average Common
  Shares Outstanding                                 4,033,919         3,033,919
Weighted Average Treasury
  Shares Outstanding                                    52,558            61,625
                                                    ----------        ----------
Net Weighted Average Common
  Shares Outstanding                                 3,981,361         2,972,294
                                                    ==========        ==========
Net Income                                          $2,632,000        $1,855,000
                                                    ==========        ==========
Net Income Per Common Share                         $     0.66        $     0.62
                                                    ==========        ==========


(b) Exhibit 27: Financial Data Schedule

(c) Reports on Form 8-K   - None -

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BancFirst Ohio Corp.
                                (Registrant)

Date  May 13, 1997              (Signed) /s/ Gary N. Fields
     -----------------------    ---------------------------------------------
                                Gary N. Fields
                                President and
                                Chief Executive Officer

Date  May 13, 1997              (Signed) /s/Kim M. Taylor
     -----------------------    ---------------------------------------------
                                Kim M. Taylor
                                Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)