Form 10-Q
period 1997-06-30
BANCFIRST OHIO CORP
filed 1997-08-13
CIK 868572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to _______________

                         Commission File Number 0-18840

                              BancFirst Ohio Corp.
             (Exact name of registrant as specified in its charter)

                    Ohio                                       31-1294136
                    -------------------------------------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

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

                    Yes     X               No
                        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                     Class                   Outstanding as of August 11, 1997
                     -----                   ---------------------------------
          Common Stock, No Par Value                     3,983,112

                                      INDEX

                              BANCFIRST OHIO CORP.

PART I. FINANCIAL INFORMATION                                         PAGE NO.
-----------------------------                                         --------

     Item 1. Financial Statements

             Consolidated Balance Sheet...................................  3

             Consolidated Statement of Income.............................  4

             Consolidated Statement of Cash Flows.........................  5

             Notes to Consolidated Financial Statements................... 6-9

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... 10-23

PART II. OTHER INFORMATION

         Other Information ............................................... 24-25

         Item 1. Legal Proceedings
         Item 2. Changes in Securities
         Item 3. Defaults upon Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K
                    (a) Exhibits on Item 601 of Regulation S-K
                    (b) Exhibit 27: Financial Data Schedule
                    (c) Reports on Form 8-K

Signatures                 ...............................................  26

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                              BANCFIRST OHIO CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               JUNE 30,            DEC. 31,
                                                                                1997                 1996
                                                                          ---------------------------------


                  ASSETS:
Cash and due from banks                                                   $    18,976           $    18,856
Federal funds sold                                                              3,486                 2,193
Securities held-to-maturity, at amortized cost (approximate
    fair value of $44,226 and $47,652 in 1997 and 1996,
    respectively)                                                              43,056                46,799
Securities available-for-sale, at fair value                                  234,982               237,777
                                                                          -----------           -----------
         Total securities                                                     278,038               284,576
                                                                          -----------           -----------
  Loans, net of unearned income                                               769,356               721,855
  Allowance for possible loan losses                                           (6,937)               (6,599)
                                                                          -----------           -----------
         Net loans                                                            762,419               715,256
                                                                          -----------           -----------
Bank premises and equipment, net                                                8,400                 7,962
Accrued interest receivable                                                     7,392                 6,696
Intangible assets                                                              13,410                14,187
Other assets                                                                    6,545                 7,194
                                                                          -----------           -----------
         Total assets                                                     $ 1,098,666           $ 1,056,920
                                                                          ===========           ===========

               LIABILITIES:
Deposits:
         Non-interest-bearing deposits                                    $    49,523           $    56,179
         Interest-bearing deposits                                            705,949               676,510
                                                                          -----------           -----------
           Total deposits                                                     755,472               732,689
                                                                          -----------           -----------
Short-term borrowings                                                            --                  11,650
Long-term borrowings                                                          255,404               224,959
Accrued interest payable                                                        3,034                 2,255
Other liabilities                                                               4,302                 7,473
                                                                          -----------           -----------
         Total liabilities                                                  1,018,212               979,026
                                                                          -----------           -----------

          SHAREHOLDERS' EQUITY:
Common stock, No par or stated value, 20,000,000 shares authorized,            63,218                  --
  4,033,919 shares issued
Common stock, $10 par value, 7,500,000 shares authorized,
  4,033,919 shares issued                                                        --                  40,340
Capital in excess of par value                                                   --                  22,807
Retained earnings                                                              18,706                15,466
Unrealized holding gains (losses) on securities
   available-for-sale, net                                                       (366)                  304
Treasury stock, 54,073 and 54,420 shares, at cost, in 1997
  and 1996, respectively                                                       (1,104)               (1,023)
                                                                          -----------           -----------
Total shareholders' equity                                                     80,454                77,894
                                                                          -----------           -----------
         Total liabilities and shareholders' equity                       $ 1,098,666           $ 1,056,920
                                                                          ===========           ===========

The accompanying notes are an integral part of the financial statements.


                              BANCFIRST OHIO CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                            JUNE 30,                             JUNE 30,
                                                                            --------                             -------
                                                                     1997             1996               1997              1996
                                                                     ---------------------               ----------------------
Interest income:
  Interest and fees on loans                                         $16,208          $ 6,176          $31,720          $12,363
  Interest and dividends on securities:
    Taxable                                                            4,582            2,429            9,200            4,966
    Tax-exempt                                                           337              330              669              659
  Other interest income                                                  178               30              367              118
                                                                     -------          -------          -------          -------
         Total interest income                                        21,305            8,965           41,956           18,106
                                                                     -------          -------          -------          -------
Interest expense:
  Time deposits, $100 and over                                         1,900              790            3,773            1,500
  Other deposits                                                       6,352            2,591           12,411            5,259
  Long-term borrowings                                                 3,729              856            7,318            1,694
  Short-term borrowings                                                   34              211               71              403
                                                                     -------          -------          -------          -------
         Total interest expense                                       12,015            4,448           23,573            8,856
                                                                     -------          -------          -------          -------
         Net interest income                                           9,290            4,517           18,383            9,250
Provision for possible loan losses                                       317              318              615              610
                                                                     -------          -------          -------          -------
         Net interest income after
            provision for possible loan losses                         8,973            4,199           17,768            8,640
                                                                     -------          -------          -------          -------

Other income:
  Trust and custodian fees                                               432              351              854              726
  Customer service fees                                                  488              432              951              843
  Gain on sale of loans                                                  454              450              945            1,046
  Other                                                                  420              202              584              384
  Investment securities gains, net                                        78                3              100                3
                                                                     -------          -------          -------          -------
         Total other income                                            1,872            1,438            3,434            3,002
                                                                     -------          -------          -------          -------

Other expense:
  Salaries and employee benefits                                       3,628            1,856            7,151            3,743
  Net occupancy expense                                                  507              182            1,038              387
  Amortization of intangibles                                            396                7              792               14
  Other                                                                2,283            1,448            4,219            2,736
                                                                     -------          -------          -------          -------
         Total other expense                                           6,814            3,493           13,200            6,880
                                                                     -------          -------          -------          -------
  Income before income taxes                                           4,031            2,144            8,002            4,762
  Provision for Federal income taxes                                   1,353              592            2,692            1,355
                                                                     -------          -------          -------          -------
         Net income                                                  $ 2,678          $ 1,552          $ 5,310          $ 3,407
                                                                     =======          =======          =======          =======

Net income per common share                                          $  0.67          $  0.52          $  1.33          $  1.15
                                                                     =======          =======          =======          =======

Weighted average common shares outstanding                             3,981            2,973            3,981            2,973
                                                                     =======          =======          =======          =======

Cash dividends per common share                                      $  0.26          $  0.25          $  0.52          $  0.50
                                                                     =======          =======          =======          =======

Total cash dividends paid                                            $ 1,035          $   743          $ 2,070          $ 1,486
                                                                     =======          =======          =======          =======

The accompanying notes are an integral part of the financial statements.


                              BANCFIRST OHIO CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30
                                                                                            -------

                                                                                    1997               1996
                                                                                    -----------------------
Cash flows from operating activities:
  Net income                                                                     $  5,310            $  3,407
  Adjustments to reconcile net income to net cash provided
    by operations:
  Depreciation and amortization                                                     2,127               1,106
  Provision for possible loan losses                                                  615                 610
  Gain on sale of assets                                                           (1,045)             (1,046)
  Decrease (increase) in interest receivable                                         (696)                 61
  Decrease in other assets                                                            408               3,979
  Increase in interest payable                                                        779                 286
  Increase (decrease) in other liabilities                                         (1,671)                214
  FHLB stock dividend                                                                (505)               (154)
                                                                                 --------            --------
         Net cash provided by operating activities                                  5,322               8,463
                                                                                 --------            --------

Cash flows from investing activities:
  Decrease (increase) in federal funds sold and short term investments             (1,370)              2,274
  Proceeds from maturities of securities held-to-maturity                           3,699                 497
  Proceeds from maturities and sales of securities available-for-sale              47,188              26,778
  Purchase of securities held-to-maturity                                             (14)               (652)
  Purchase of securities available-for-sale                                       (45,052)            (20,061)
  Increase in loans, net                                                          (17,103)            (23,449)
  Decrease in payable related to acquisition of County Savings Bank                (1,500)               --
  Purchase of loans                                                               (52,132)               --
  Purchases of equipment and other assets                                          (1,026)               (871)
  Proceeds from sale of loans                                                      22,460               9,855
                                                                                 --------            --------
         Net cash used in investing activities                                    (44,850)             (5,629)
                                                                                 --------            --------

Cash flows from financing activities:
  Decrease in short-term borrowings                                               (11,650)             (6,201)
  Increase (decrease) in other long-term borrowings                                30,445                (210)
  Net increase in deposits                                                         22,933              10,194
  Cash dividends paid                                                              (2,070)             (1,486)
  Reissuance (purchase) of treasury stock, net                                        (10)                 84
                                                                                 --------            --------
         Net cash provided by financing activities                                 39,648               2,381
                                                                                 --------            --------

         Net increase in cash and due from banks                                      120               5,215

Cash and due from banks, beginning of period                                       18,856              14,102
                                                                                 --------            --------

Cash and due from banks, end of period                                           $ 18,976            $ 19,317
                                                                                 ========            ========

The accompanying notes are an integral part of the financial statements

                              BANCFIRST OHIO CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of BancFirst Ohio Corp. ("Company"), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996 for additional disclosures, including a summary of the Company's accounting policies. The results of operations for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 1996 consolidated financial statements to conform to the 1997 presentation.

1)       BASIS OF PRESENTATION:

         The consolidated financial statements include the accounts of the Company and each of its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

         On August 14, 1996, the Company acquired County Savings Bank ("County") in a transaction accounted for under the purchase method of accounting for business combinations. Accordingly, the Company's consolidated financial statements include the operating results of County from the date of acquisition. At the time of acquisition, County had approximately $554 million in total assets, $411 million in loans and $365 million in total deposits. The Company also recorded goodwill and other intangible assets of $14.7 million as a result of the application of purchase accounting. Funding for the acquisition was provided by proceeds from the issuance of 1 million shares of common stock, $15 million of bank borrowings and approximately $7 million of available cash.

         The following summarizes the pro-forma results of operations for the six months ended June 30, 1996 as if County had been acquired at the beginning of such period:

         (In thousands, except per share data)
         Net Interest income                                  $16,213
         Net Income                                           $ 4,657
         Net Income per share                                 $  1.17

2)       INVESTMENT SECURITIES:

         The amortized cost and estimated fair value of investment securities are as follows:

                                                            JUNE 30, 1997                        DECEMBER 31, 1996
                                                            -------------                        -----------------
SECURITIES HELD TO MATURITY                               COST   FAIR VALUE                    COST        FAIR VALUE
---------------------------                               -----------------                    ----------------------
                                                                             (IN THOUSANDS)

Other U.S. government agencies                        $     --           $     --          $   1,999        $   2,000
State and political subdivisions                         6,073              6,141              6,266            6,375
Mortgage-backed and related securities                  34,244             35,346             35,690           36,431
Other                                                    2,739              2,739              2,844            2,846
                                                      --------           --------           --------         --------
                                                      $ 43,056           $ 44,226           $ 46,799         $ 47,652
                                                      ========           ========           ========         ========

SECURITIES AVAILABLE-FOR-SALE
-----------------------------

U.S. treasury securities                              $ 10,507           $ 10,532           $ 11,775         $ 11,881
Other U.S. government agencies                          13,401             13,384             12,446           12,428
State and political subdivisions                        18,276             18,371             16,090           16,301
Mortgage-backed and related securities                 177,296            176,639            182,509          182,672
Other                                                   16,056             16,056             14,495           14,495
                                                      --------           --------           --------         --------
                                                      $235,536           $234,982           $237,315         $237,777
                                                      ========           ========           ========         ========


3)       LOANS AND LEASES BY CATEGORIES:

                                                                                          JUNE 30,          DEC. 31,
                                                                                            1997              1996
                                                                                          ---------------------------
                                                                                              (IN THOUSANDS)

Commercial, financial and agricultural                                                     $ 313,130        $ 299,630
Real estate - mortgage                                                                       370,725          337,911
Real estate - construction                                                                     7,908            7,716
Consumer installment                                                                          77,593           76,598
                                                                                           ---------        ---------
Total                                                                                      $ 769,356        $ 721,855
                                                                                           =========        =========


4)       LONG-TERM BORROWINGS

         Long-term borrowings as of June 30, 1997 and December 31, 1996 were as follows:

                                                                                              JUNE 30,       DEC. 31,
                                                                                                1997           1996
                                                                                           ---------------------------
                                                                                                  (IN THOUSANDS)

Term reverse repurchase agreement (5.95%) due 1997                                         $    5,000         $  5,000
Term reverse repurchase agreement (6.05%) due 1998                                              5,000            5,000
Federal Home Loan Bank Advances                                                               230,404          199,959
Term debt with a financial institution (LIBOR + 1.35%)                                         15,000           15,000
                                                                                           ----------      -----------

Total                                                                                       $ 255,404        $ 224,959
                                                                                            =========        =========

         Minimum annual retirements on long-term borrowings for the next five years consisted of the following:


                                                              JUNE 30, 1997                         DECEMBER 31, 1996
                                                              -------------                        -------------------
                                                                             (DOLLARS IN THOUSANDS)

MATURITY (PERIOD                                                     AVERAGE                             AVERAGE
ENDING DECEMBER 31)                                        RATE               AMOUNT             RATE               AMOUNT
-------------------                                        ----                -----             -----              ------

1996                                                       5.69%           $ 190,296             6.42%           $ 169,851
1997                                                       5.95%              19,734             5.93%              17,734
1998                                                       6.24%              17,266             6.24%              14,266
1999                                                       6.65%               5,051             6.76%               3,051
2000                                                       6.59%               6,088             6.75%               3,088
2001 and thereafter                                        6.98%              16,969             6.64%              16,969
                                                                            --------                              --------
Total                                                      5.94%            $255,404             6.39%            $224,959
                                                                            ========                              ========

         Federal Home Loan Bank ("FHLB") advances must be secured by eligible collateral as specified by the FHLB. Accordingly, the Company has a blanket pledge of its first mortgage loan portfolio as collateral for the advances outstanding, with a required minimum ratio of collateral to advances of 150%. Additionally, the stock of the FHLB owned by the Company (book value at June 30, 1997 of $15.0 million) is pledged as collateral for these borrowings.

         The Company obtained a $15 million term loan with a financial institution in order to partially fund the acquisition of County. Under the terms of the loan agreement, the Company is required to make quarterly interest payments and annual principal payments, based on a ten year amortization, commencing in February 1998. The unpaid loan balance is due in full September 1, 2003. The loan agreement also contains certain financial covenants all of which the Company was in compliance with at June 30, 1997.

         The Company has no commitments to borrow additional funds as of June 30, 1997.

5)       NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement provides accounting and reporting standards for loan securitizations based on control of the underlying assets. It also provides accounting and implementation guidance for other transfers, including partial transfers of loans, servicing of financial assets, repurchase agreements, securities lending and extinguishements of liabilities. The effective date of certain provisions has been deferred by the Financial Accounting Standards Board (FASB) until 1998. Adoption of this statement had no impact on the Company's June 30, 1997 financial statements.

         SFAS No. 128 "Earnings Per Share" was issued in February 1997 and is effective for financial statements issued for periods after December 15, 1997. The statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. The impact of the statement on earnings per share is not expected to be material.

         SFAS No. 130 "Reporting Comprehensive Income" was issued in June 1997 and is effective for financial statements issued for periods beginning after December 15, 1997. The statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company's comprehensive income, determined in accordance with the provisions of the statement, for the three month and six month periods ended June 30, 1997 was $3.1 million and $4.6 million, respectively.

         In June 1996, the FASB issued an Exposure Draft, "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities" (the Exposure Draft), which, if adopted as issued, would significantly change the accounting for derivative and hedging activities. The Exposure Draft would require that all derivative financial instruments be recognized and recorded at fair value. However, key aspects of the Exposure Draft continue to be discussed and are subject to change; accordingly the impact, if any, to the Company is not presently known.

6)       COMMON STOCK

         On April 17, 1997, the Company's shareholders approved amendments to the Company's Articles of Incorporation to increase the number of authorized shares of common stock to 20,000,000 from 7,500,000 and to eliminate par value per share of common stock. These changes to the Company's Articles of Incorporation had no effect on the total capital of the Company.

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


BANCFIRST OHIO CORP.
SELECTED FINANCIAL DATA:
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     AT OR FOR THE THREE MONTHS            SIX MONTHS ENDED
                                                                           ENDED JUNE 30,                        JUNE 30,
                                                                    1997 (1)               1996          1997 (1)       1996
                                                                  -------------------------------     ------------------------

STATEMENT OF INCOME DATA:
  Interest income                                                 $      21,305     $       8,965     $    41,956    $  18,106
  Interest expense                                                       12,015             4,448          23,573        8,856
                                                                  -------------     -------------     -----------    ---------
  Net interest income                                                     9,290             4,517          18,383        9,250
  Provision for possible loan losses                                        317               318             615          610
  Non-interest income                                                     1,872             1,438           3,434        3,002
  Non-interest expense                                                    6,814             3,493          13,200        6,880
                                                                  -------------     -------------     -----------    ---------
  Income before income taxes                                              4,031             2,144           8,002        4,762
  Provision for Federal income taxes                                      1,353               592           2,692        1,355
                                                                  -------------     -------------     -----------    ---------
  Net income                                                      $       2,678     $       1,552     $     5,310    $   3,407
                                                                  =============     =============     ===========    =========

PER SHARE DATA:
  Net income                                                      $        0.67     $        0.52     $      1.33    $    1.15
  Dividends                                                                0.26              0.25            0.52         0.50
  Book value                                                              20.22             16.98             N/A          N/A
  Tangible book value                                                     16.85             16.95             N/A          N/A

BALANCE SHEET DATA:
  Total assets                                                    $   1,098,666     $     480,282             N/A          N/A
   Loans                                                                769,356           282,943             N/A          N/A
   Allowance for possible loan losses                                     6,937             3,544             N/A          N/A
   Securities                                                           278,038           169,044             N/A          N/A
   Deposits                                                             755,472           358,739             N/A          N/A
   Borrowings                                                           255,404            67,724             N/A          N/A
   Shareholders' equity                                                  80,454            50,492             N/A          N/A

PERFORMANCE RATIOS (3):
   Return on average assets                                                0.98%             1.30%           0.99%        1.43%
   Return on average equity                                               13.43             12.69           13.49        13.89
   Net interest margin                                                     3.63              4.14            3.64         4.22
   Interest rate spread                                                    3.19              3.42            3.21         3.50
   Non-interest income to average assets                                   0.69              1.21            0.64         1.26
   Non-interest expense to average assets                                  2.35              2.92            2.31         2.89
   Efficiency ratio (2)                                                   56.83             56.70           56.10        54.36

ASSET QUALITY RATIOS:
   Non-performing loans to total loans                                     0.41%             0.29%            N/A          N/A
   Non-performing assets to total assets                                   0.35              0.18             N/A          N/A
   Allowance for possible loan losses to total loans                       0.90              1.25             N/A          N/A
   Allowance for possible loan losses to non-performing loans             218.9             431.7             N/A          N/A
   Net charge-offs to average loans (3)                                    0.04              0.26            0.08%        0.27%

CAPITAL RATIOS:
   Shareholders' equity to total assets                                    7.32%            10.51%            N/A          N/A
   Tier 1 capital to total assets                                          6.28             10.62             N/A          N/A
   Tier 1 capital to risk-weighted assets                                 10.10             17.94             N/A          N/A

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

AVERAGE BALANCES AND YIELDS

         The following tables present, for each of the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and percentage rates, and the net interest margin. Net interest margin is calculated on a fully tax equivalent basis ("FTE"), and refers to net interest income divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. FTE income includes tax exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate. All average balances are daily average balances. Non-accruing loans are included in average loan balances.

                                          Three Months Ended June 30,
                             ...........1997..........   ...........1996...........
                                               (Dollars in Thousands)
                             Average  Income/  Yield/    Average   Income/   Yield/
                             Balance  Expense  Rate(1)   Balance   Expense   Rate(1)
                            --------------------------------------------------------

Securities:
   Taxable                  $271,498  $ 4,739   7.00 %   $153,471  $ 2,429   6.37 %
   Tax-exempt                 25,435      511   8.06       22,932      511   8.96
                             -------    -----             -------    -----

   Total securities          296,933    5,250   7.09      176,403    2,940   6.70
Loans  (2):
   Commercial                317,367    7,548   9.54      114,410    2,853  10.03
   Real estate               359,836    6,985   7.79      109,671    2,132   7.82
   Consumer                   72,789    1,712   9.43       55,257    1,206   8.78
                              ------  -------             -------   ------
   Total loans               749,992   16,245   8.69      279,338    6,191   8.91
Federal funds sold             1,545       19   4.93        1,956       30   6.17
                               -----     ----   ----        -----     ----   ----
   Total earning
   assets (3)              1,048,470   21,514   8.23 %    457,697    9,161   8.05 %
                           ---------  -------   ----      -------   ------
Non-interest-earning
   assets                     46,333                       20,542
                              ------                       ------
Total assets              $1,094,804                    $ 478,239
                           =========                    =========

Interest-bearing deposits:
   Demand and savings
     deposits               $203,141  $ 1,367   2.70 %   $144,590  $   952   2.65 %
   Time deposits             496,973    6,886   5.56      170,868    2,429   5.72
                             -------  -------            --------  -------
   Total deposits            700,114    8,253   4.73      315,458    3,381   4.31
Borrowings                   255,806    3,762   5.90       70,581    1,067   6.08
                             -------  -------   ----       ------   ------   ----
   Total interest-bearing
     liabilities             955,920   12,015   5.04 %    386,039    4,448   4.63 %
                                       ------   ----                 -----   ----
   Non-interest-bearing
     deposits                 49,193                       37,057
                              ------                       ------
   Subtotal                1,005,113                      423,096
Accrued expenses and
   other liabilities           9,681                         6,095
                             -------                        ------
   Total liabilities       1,014,794                       429,191
   Shareholders' equity       80,010                        49,048
                            --------                      --------
Total liabilities and
   shareholders' equity  $ 1,094,804                    $  478,239
                         ===========                     =========
Net interest income and
   interest rate spread (4)          $ 9,499    3.19 %             $ 4,713   3.42 %
                                     =======    ====                ======   ====
Net interest margin (5)                         3.63 %                       4.14 %
                                                ====                         ====
Average interest-earning
   assets to average
    interest-bearing
   liabilities                                 109.7 %                      118.6 %


                                                 Six Months Ended June 30,
                                 ...........1997..........     ...........1996...........
                                                          (Dollars in Thousands)
                                 Average   Income/  Yield/     Average   Income/   Yield /
                                 Balance   Expense  Rate(1)    Balance   Expense   Rate(1)
                                 ---------------------------------------------------------

Securities:
   Taxable                  $   $273,833  $ 9,505   7.00 %  $ 151,442   $ 4,966     6.59%
   Tax-exempt                     25,361    1,013   8.05       25,252       998     7.95
                                  ------    -----            --------   -------

   Total securities              299,194   10,518   7.09      176,694    5,964      6.79
Loans  (2):
   Commercial                    312,924   14,817   9.55      114,259    5,629      9.91
   Real estate                   350,355   13,507   7.77      109,347    4,295      7.90
   Consumer                       74,535    3,455   9.35       54,354    2,482      9.18
                                  ------   ------             -------    -----
   Total loans                   737,814   31,779   8.69      277,960   12,406      8.98
Federal funds sold                 2,566       60   4.72        4,437      118      5.35
                                   -----     ----   ----       ------   ------      ----
   Total earning
   assets (3)                  1,039,574   42,357   8.22 %    459,091   18,488      8.10 %
                               ---------   ------             -------   ------      ----
Non-interest-earning
   assets                         45,294                       20,471
                                  ------                       ------
Total assets                 $ 1,084,868                     $479,562
                             ===========                    =========

Interest-bearing deposits:
   Demand and savings
     deposits                   $203,767  $ 2,700   2.67 %  $ 150,151  $ 2,042      2.73 %
   Time deposits                 489,917   13,487   5.55      166,961    4,717      5.68
                                 -------   ------             -------    -----
   Total deposits                693,684   16,187   4.71      317,112    6,759      4.29
Borrowings                       253,470    7,387   5.88       69,930    2,097      6.03
                                 -------   ------   ----      -------    -----      ----
   Total interest-bearing
     liabilities                 947,154   23,574   5.02 %    387,042    8,856      4.60 %
                                           ------   ----                 -----      ----
   Non-interest-bearing
     deposits                     48,293                       37,549
                                  ------                       ------
   Subtotal                      985,674                      424,591
Accrued expenses and
   other liabilities              10,052                        5,522
                                  ------                       ------
   Total liabilities           1,005,499                      430,113
   Shareholders' equity           79,369                       49,449
                                --------                      -------
Total liabilities and
   shareholders' equity      $ 1,084,868                    $ 479,562
                             ===========                    =========
Net interest income and
   interest rate spread (4)               $18,783   3.21 %             $ 9,632      3.50 %
                                          =======   ====               =======      ====
Net interest margin (5)                             3.64 %                          4.22 %
                                                    ====                            ====
Average interest-earning
   assets to average
    interest-bearing
   liabilities                                     109.8 %                         118.6 %



(1)      Calculated on an annualized basis.

(2)      Non-accrual loans are included in the average loan balances.

(3)      Interest income is computed on a fully tax equivalent (FTE) basis, using a tax rate of 34%.

(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)      The net interest margin represents net interest income as a percentage of average interest earning assets.


                                                                              13

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





                                            THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                                   1997 VS. 1996                               1997 VS. 1996
                                                INCREASE (DECREASE)                         INCREASE (DECREASE)
                                                -------------------                         -------------------
                                      VOLUME           RATE          TOTAL        VOLUME           RATE         TOTAL
                                      ------           ----          -----        ------           ----         -----
                                                                        (IN THOUSANDS)

Interest-earning assets:
Securities:
  Taxable                              $  1,879       $    431       $  2,310       $  3,990       $    549       $  4,539
  Non-taxable                               (57)           (57)          --                4             11             15
                                       --------       --------       --------       --------       --------       --------
         Total securities                 1,936            374          2,310          3,994            560          4,554
                                       ========       ========       ========       ========       ========       ========
Loans:
  Commercial                           $  5,082       $   (387)      $  4,695          9,745           (557)         9,188
  Real estate                             4,882            (29)         4,853          9,429           (217)         9,212
  Consumer                                  386            120            506            913             60            973
                                       --------       --------       --------       --------       --------       --------
         Total loans                     10,350           (296)        10,054         20,087           (714)        19,373
                                       --------       --------       --------       --------       --------       --------
Fed funds sold                              (10)            (1)           (11)           (50)            (8)           (58)
                                       --------       --------       --------       --------       --------       --------
Total interest-
  earning assets                         12,276             77         12,353         24,031           (162)        23,869
                                       --------       --------       --------       --------       --------       --------
Interest-bearing liabilities:
Deposits:
  Demand and savings deposits               389             26            415            722            (64)           658
  Time deposits                           4,655           (198)         4,457          9,086           (316)         8,770
                                       --------       --------       --------       --------       --------       --------
Total interest-bearing
  deposits                                5,044           (172)         4,872          9,808           (380)         9,428
Borrowings                                2,811           (116)         2,695          5,483           (193)         5,290
                                       --------       --------       --------       --------       --------       --------
Total interest-bearing
  liabilities                             7,855           (288)         7,567         15,291           (573)        14,718
                                       --------       --------       --------       --------       --------       --------
Net interest income                    $  4,421       $    365       $  4,786       $  8,740       $    411       $  9,151
                                       ========       ========       ========       ========       ========       ========



COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND
1996

         Net Income. Net income for the three months ended June 30, 1997 increased 72.6% to $2.7 million, compared to net income of $1.6 million for the three months ended June 30, 1996. Earnings per share in the second quarter of 1997 equaled $0.67, compared to $0.52 for the same period in 1996. Net interest income increased 105.7%, and non-interest income increased 30.2% in the three months ended June 30, 1997, as compared to the same period in 1996 while non-interest expense increased 88.0%. The provision for possible loan losses was comparable to the prior year period. The Company's net interest margin decreased to 3.63% for the second quarter of 1997, compared to 4.14% for the same period in 1996, reflecting the lower net interest margin on County's interest-earning assets. Increases in non-interest income resulted from the inclusion of County's operating results and higher levels of fee income. Non-interest expense increased due to the inclusion of County's operating expenses, amortization of intangibles resulting from the County acquisition and higher costs associated with the expansion of trust services, small business lending, and other operating activities. The Company's return on average assets and return on average equity were .98% and 13.43%, respectively, in the second quarter of 1997, compared to 1.30% and 12.69%, respectively, in the second quarter of 1996.

         Interest Income. Total interest income increased 137.6% to $21.3 million for the three months ended June 30, 1997, compared to $9.0 million for the second quarter of 1996. This increase resulted from a $590.8 million, or 129.1%, increase in average interest-earning assets between the two periods. The average balance of loans increased $470.7 million, or 168.5%. These increases resulted primarily from the acquisition of County which contributed $564.7 million of the increase in average earning assets and $450.1 million of the increase in average loans. The increase in average assets of $26.1 million from internal growth was consistent with the Company's growth strategies to maximize returns on shareholders' equity.

         The weighted average yield on interest-earning assets increased slightly to 8.23% during the three months ended June 30, 1997, compared to 8.05% during the same three month period in 1996. The Company's yield on average loans decreased from 8.91% during the three months ended June 30, 1996 to 8.69% during the three months ended June 30, 1997. This resulted primarily from a slightly lower yield on County's loan portfolio due to a higher portion of such loans consisting of lower yielding residential mortgage loans. The impact of this decrease in yield was partially offset by additional accretion of discounts on SBA loans totaling $155,000 resulting from prepayments. Yields on the investment portfolio increased from 6.70% during the second quarter of 1996 to 7.09% during the second quarter of 1997 primarily as a result of increased yields on adjustable rate securities and purchases of higher yielding mortgage-backed securities during the fourth quarter of 1996 and first quarter of 1997.

         Interest Expense. Total interest expense increased 170.1% to $12.0 million for the three months ended June 30, 1997, compared to $4.4 million for the three months ended June 30, 1996. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding and due to a higher cost of funds during the first quarter of 1997, as compared to the same period in 1996. The average balance of interest-bearing deposit accounts increased $384.7 million, or 121.9%, from the second quarter in 1996 to the second quarter in 1997. Average interest-bearing liabilities increased 147.6%, from $386.0 million to $955.9 million. These increases also primarily resulted from the acquisition of County which contributed $541.3 million (including $15.0 million of acquisition related debt) to the increase in average interest-bearing liabilities and $370.8 million to the increase in total interest-bearing deposits.

         The Company's cost of funds increased to 5.04% in the three months ended June 30, 1997 compared to 4.63% in the same period of 1996, primarily due to a higher cost of funds associated with County's interest-bearing liabilities. The cost of funds was also affected by higher borrowing levels relative to total interest-bearing liabilities as well as the continued shift by customers into higher yielding certificates of deposit.

         Provision for Possible Loan Losses. The provision for possible loan losses was $317,000 for the three months ended June 30, 1997, compared to $318,000 in the second quarter of 1996. Total non-performing loans increased to $3.2 million, or .41% of total loans at June 30, 1997, from $821,000, or .29% of total loans at June 30, 1996, with County adding $1.2 million to the 1997 total. The increase in non-performing loans primarily consisted of loans collateralized by first mortgages on residential real estate. The allowance for possible loan losses at June 30, 1997 was $6.9 million, or .90% of total loans and 218.9% of non-performing loans compared to $3.5 million, or 1.25% of total loans and 431.7% of non-performing loans at June 30, 1996. Management's estimate of the adequacy of its allowance for possible loan losses is based upon its continuing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix and selected credits are factors that affect judgments concerning the adequacy of the allowance.

         Non-Interest Income. Total non-interest income was $1.9 million for the three months ended June 30,1997, compared to $1.4 million for the three months ended June 30, 1996. The following table sets forth the Company's non-interest income for the periods indicated:


                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           JUNE  30,                       JUNE 30,
                                                           ---------                       --------
                                                   1997            1996             1997              1996
                                                   ----            ----             ----              ----
                                                                      (In Thousands)

Trust and custodian fees                        $  432           $  351            $  854           $  726
Customer service fees                              488              432               951              843
Investment securities gains                         78                3               100                3
Gains on sales of loans                            454              450               945            1,046
Other                                              420              202               584              384
                                               -------          -------           -------          -------
         TOTAL                                  $1,872           $1,438            $3,434           $3,002
                                                ======           ======            ======           ======

         Trust and custodian fees increased 23.1% to $432,000 in the second quarter of 1997 from $351,000 in the second quarter of 1996. Growth in trust income resulted primarily from the expansion of the customer base as well as higher asset values.

         Customer service fees, representing service charges on deposits and fees for other banking services, increased 13.0% in the second quarter of 1997 to $488,000 from $432,000 in the second quarter of 1996. This increase resulted from fee income of $36,000 contributed by County to the 1997 results as well as from higher fee structures.

         During the second quarter of 1997, the Company sold approximately $11.2 million of investment securities, realizing gains of $78,000. Proceeds from these sales were used to fund increases in the loan portfolio.

         Gains on sales of loans totaled $454,000 for the three months ended June 30, 1997 compared to $450,000 for the three months ended June 30, 1996. Increases resulting from $150,000 of gains realized from the sale of loans originated under the Farmers B&I program and $29,000 of gains added by County were offset by a $219,000 decrease in gains from sales of SBA loans. During the second quarter of 1997, the Company sold $2.4 million of the guaranteed portion of its SBA loan originations in the secondary market compared to $3.8 million during the second quarter of 1996, realizing gains of $231,000 in 1997 compared to gains of $450,000 in 1996.

         The Company intends to continue to place emphasis on its small business lending activities, including the evaluation of expansion into new markets. The change in the political climate in Washington, D.C. to one of less government combined with growing budget constraints, may subject many existing government programs to much scrutiny and possible cutbacks. It is not currently known whether the SBA program will be impacted. Management believes that any such cutbacks could negatively affect the Company's activities in the SBA lending programs as well as the planned expansion of such activities.

         Other income increased $218,000 to $420,000 in the second quarter of 1997 compared to $202,000 in the second quarter of 1996 as a result of other fee income of $170,000 added by County along with increases in credit card and ATM fee income.

         Non-Interest Expense. Total non-interest expense increased $3.3 million to $6.8 million for the three months ended June 30, 1997, compared to $3.5 million for the three months ended June 30, 1996. Excluding expenses of $2.7 million that were added by or resulted from the acquisition of County, non-interest expenses increased $597,000, or 17.0%, during the second quarter of 1997 compared to the same period in 1996. This increase generally resulted from expansion of the Company's operating activities over the past year.

         The following table sets forth the Company's non-interest expense for the periods indicated:



                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                      JUNE 30,                          JUNE 30,
                                                                      --------                          --------
                                                              1997               1996             1997            1996
                                                              ----               ----             ----            ----
                                                                                     (In Thousands)

Salaries and employee benefits                               $3,628           $1,856            $7,151           $3,743
Occupancy expense                                               507              182             1,038              387
Furniture, fixtures and equipment                               178              106               351              209
Data processing                                                 268              162               530              314
Taxes other than income taxes                                   253              150               524              294
Federal deposit insurance                                       110               22               174               40
Amortization of goodwill and other intangibles                  396                7               792               14
Other                                                         1,474            1,008             2,640            1,879
                                                             ------            -----             -----            -----
         TOTAL                                               $6,814           $3,493           $13,200           $6,880
                                                             ======           ======           =======           ======

         Salaries and employee benefits accounted for approximately 53.2% of total non-interest expense in the three months ended June 30, 1997 compared to 53.1% in the second quarter of 1996. The average full time equivalent staff was 364 in 1997 compared to 212 in 1996. Excluding salary and employee benefits expense of $1.3 million added by County, such expenses increased $438,000, or 23.6% as a result of market expansion and new product offerings during 1996.

         Net occupancy expense increased 178.6% to $507,000 in the second quarter of 1997 from $182,000 in the second quarter of 1996. This increase resulted from $319,000 of expenses added by County with the remainder attributed primarily to the expansion of the Company's small business lending centers and opening of a supermarket branch in July 1996.

         Furniture, fixtures and equipment expense increased $72,000, or 67.9% in the second quarter of 1997. In addition to $55,000 of expenses added by County, the increase in furniture and equipment expense was due principally to higher repairs and maintenance expenditures.

         Data processing expense increased $106,000, or 65.4%, in the second quarter of 1997. In addition to $81,000 of expenses added by County, higher costs in 1997 resulted from the expansion of technology throughout the Company during 1996 to enhance customer service, increase efficiencies and improve information management systems.

         Taxes other than income taxes increased $103,000, or 68.9%, in the second quarter of 1997 compared to the second quarter of 1996. This increase resulted from $107,000 of expenses added by County as well as from higher equity levels of the Company's subsidiaries, offset in part by a benefit realized related to taxes paid in a prior year.

         Federal deposit insurance expense increased $88,000 to $110,000 in 1997 from $22,000 in the second quarter of 1996 as a result of $90,000 of expense added by County.

         Amortization of goodwill and other intangible assets resulting from the application of purchase accounting in connection with the County acquisition totaled $389,000 during the second quarter of 1997 with no comparable amount in the second quarter of 1996.

         Excluding $349,000 of expenses added by County, other non-interest expenses were $1.1 million during the second quarter of 1997 compared to $1.0 million in the second quarter of 1996, resulting primarily from higher training and shareholder related costs.

         The efficiency ratio is one method used in the banking industry to assess profitability. It is defined as non-interest expense less amortization expense divided by the net revenue stream, which is the sum of net interest income on a tax-equivalent basis and non-interest income excluding net investment securities gains or losses. The Company's efficiency ratio was 56.9% for the second quarter of 1997, compared to 56.7% for the comparable period in 1996. Controlling costs and improving productivity, as measured by the efficiency ratio, is considered by management a primary factor in enhancing performance. As expected, operating expense levels have increased in 1997 as a result of the Company's expansion into new markets, increased growth and volume of activities, and overall inflation.

         Provision for Income Taxes. The Company's provision for Federal income taxes was $1.4 million, or 33.6% of pretax income, for the three months ended June 30, 1997 compared to $592,000, or 27.6% of pretax income, for the three months ended June 30, 1996. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans and the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

         Net Income. Net income for the six months ended June 30, 1997 increased 55.9% to $5.3 million, or $1.33 per share, compared to net income of $3.4 million, or $1.15 per share, for the six months ended June 30, 1996. Net interest income increased 98.7% and non-interest income increased 14.4% in the six months ended June 30, 1997, as compared to the same period in 1996 while non-interest expense increased 91.9%. The provision for possible loan losses was basically unchanged from the comparative period. The Company's net interest margin decreased to 3.64% for the six months ended June 30, compared to 4.22% for the same period in 1996, reflecting the lower net interest margin on County's interest-earning assets. Increases in non-interest income resulting from the inclusion of County's operating results and higher levels of fee income were offset by lower gains on sales of the guaranteed portion of SBA loans and lower net servicing fee income associated with such loans due to increased amortization of capitalized servicing fee assets. Non-interest expense increased due to the inclusion of County's operating expenses, amortization of intangibles resulting from the County acquisition and higher costs associated with the expansion of trust and other operating activities. The Company's return on average assets and return on average equity were .99% and 13.49%, respectively, for the six months ended June 30, 1997, compared to 1.43% and 13.89%, respectively, for the six months ended June 30, 1996.

         Interest Income. Total interest income increased 131.7% to $42.0 million for the six months ended June 30, 1997, compared to $18.1 million for the comparable period in 1996. This increase resulted from a $580.5 million, or 126.4%, increase in average interest-earning assets between the two periods. The average balance of loans increased $459.9 million, or 165.4%. These increases resulted primarily from the acquisition of County which contributed $554.6 million of the increase in average earning assets and $439.1 million of the increase in average loans. The increase in average assets of $25.9 million from internal growth was consistent with the Company's growth strategies to maximize returns on shareholders' equity.

         The weighted average yield on interest-earning assets increased slightly to 8.22% during the six months ended June 30, 1997, compared to 8.10% during the same six month period in 1996. The Company's yield on average loans decreased from 8.98% during the six months ended June 30, 1996 to 8.69% during the six months ended June 30, 1997. This resulted primarily from a slightly lower yield on County's loan portfolio as previously discussed. The impact of this decrease in yield was partially offset by additional accretion of discounts on SBA loans totaling $155,000 resulting from prepayments. Yields on the investment portfolio increased from 6.79% during 1996 to 7.09% during 1997 primarily as a result of increased yields on adjustable rate securities and purchases of higher yielding mortgage-backed securities during the fourth quarter of 1996 and first quarter of 1997.

         Interest Expense. Total interest expense increased 166.2% to $23.6 million for the six months ended June 30, 1997, compared to $8.9 million for the six months ended June 30, 1996. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding and due to a higher cost of funds during the first six months of 1997, as compared to the same period in 1996. The average balance of interest-bearing deposit accounts increased $376.6 million, or 118.8%, during the six months ended June 30, 1997 compared to 1996. Average interest-bearing liabilities increased 144.7%, from $387.0 million to $947.2 million. These increases also primarily resulted from the acquisition of County which contributed $530.8 million (including $15.0 million of acquisition related debt) to the increase in average interest-bearing liabilities and $362.5 million to the increase in total interest-bearing deposits.

         The Company's cost of funds increased to 5.02% for the six months ended June 30, 1997 compared to 4.60% for the same period of 1996, primarily due to a higher cost of funds associated with County's interest-bearing liabilities. The cost of funds was also affected by higher borrowing levels relative to total interest-bearing liabilities, as well as the continued shift by customers into higher yielding certificates of deposit.

         Provision for Possible Loan Losses. The provision for possible loan losses was $615,000 for the six months ended June 30, 1997, compared to $610,000 for the six months ended June 30, 1996 and was considered sufficient to maintain the Company's allowance for possible loan losses at an adequate level.

         Non-Interest Income. Total non-interest income was $3.4 million for the six months ended June 30, 1997, compared to $3.0 million for the six months ended June 30, 1996. Fee and other income contributed by County to the 1997 results totaled $564,000. This increase was offset by a $495,000 decrease in gains on sales of SBA loans. During the six months ended June 30, 1997, the Company sold approximately $5.5 million of the guaranteed portion of its SBA loan originations in the secondary market compared to $9.0 million in the first six months of 1996, realizing gains of $551,000 in 1997, compared to gains of $1.0 million in 1996. In addition, the Company sold $6.2 million of the guaranteed portion of commercial real estate loans originated under the Farmers B&I program, realizing gains of $266,000 in the first six months of 1997. Also, in 1997, servicing fee income associated with SBA loans was reduced $274,000 for additional amortization of capitalized servicing assets due to prepayments of the underlying loans (see also Interest Income above regarding additional accretion of related discounts). At June 30, 1997, unamortized capitalized servicing assets related to SBA loans totaled $2.1 million while discounts associated with the retained portion of SBA loans totaled $1.5 million.

         Customer service fees, representing service charges on deposits and fees from other banking services, increased 12.8% for the six months ended June 30, 1997, to $951,000, from $843,000 for the comparable period of 1996. This increase resulted from fee income of $67,000 contributed by County to the 1997 results as well as from higher fee structures. Trust income increased 17.6% to $854,000 in 1997, from $726,000 in 1996. Growth in trust and custodian fees resulted primarily from the expansion of the customer base and higher asset values. The $200,000 increase in other income to $584,000 in 1997 compared to $384,000 in 1996 resulted from other fee income of $334,000 added by County, offset in part by the additional amortization of servicing fee assets which was recorded as a reduction of service fee income, as previously discussed.

         Non-Interest Expense. Total non-interest expense increased $6.3 million to $13.2 million for the six months ended June 30, 1997, compared to $6.9 million for the six months ended June 30, 1996. Excluding expenses of $5.3 million that were added by or resulted from the acquisition of County, non-interest expenses increased $971,000, or 14.1%, during the first six months of 1997 compared to the same period in 1996. This increase generally resulted from expansion of the Company's operating activities over the past year. For the six months ended June 30, 1997, the Company's efficiency ratio was 56.1%, compared to 54.4% for the six months ended June 30, 1996.

         Salaries and employee benefits accounted for approximately 54.2% of total non-interest expense for the six months ended June 30, 1997 compared to 54.4% in 1996. The average full time equivalent staff was 361 in 1997 compared to 212 in 1996. Excluding salary and employee benefits expense of $2.7 million added by County, such expenses increased $707,000, or 18.9% as a result of market expansion and new product offerings during 1996.

         Net occupancy expense increased 168.2% to $1.0 million for the first six months of 1997 from $387,000 for the first six months of 1996. This increase resulted from $619,000 of expenses added by County with the remainder attributed primarily to the expansion of the Company's small business lending centers and opening of a supermarket branch in July 1996.

         Furniture, fixtures and equipment expense increased $142,000, or 67.9% for the six months ended June 30, 1997. In addition to $110,000 of expenses added by County, the increase in furniture and equipment expense was due principally to higher depreciation and repairs and maintenance costs.

         Data processing expense increased $216,000, or 68.9%, for the six months ended June 30, of 1997. In addition to $157,000 of expenses added by County, higher costs in 1997 resulted from the expansion of technology throughout the Company during 1996 to enhance customer service, increase efficiencies and improve information management systems.

         Taxes other than income taxes increased $230,000, or 78.2%, for the first six months 1997 compared to the same period in 1996. This increase resulted primarily from $213,000 of expenses added by County.

         Federal deposit insurance expense increased $134,000 to $174,000 in 1997 from $40,000 in 1996 as a result of $133,000 of expense added by County.

         Amortization of goodwill and other intangible assets resulting from the application of purchase accounting in connection with the County acquisition totaled $778,000 during the first six months of 1997 with no comparable amount in 1996.

         Excluding $638,000 of expenses added by County, other non-interest expenses were $2.0 million during the six months ended June 30, 1997 compared to $1.9 million during the same period in 1996.

         Provision for Income Taxes. The Company's provision for Federal income taxes was $2.7 million, or 33.6% of pretax income, for the six months ended June 30, 1997 compared to $1.4 million, or 28.5% of pretax income, for the six months ended June 30, 1996. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans and the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense.

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

         Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as "other real estate owned" until such time as it is sold or otherwise disposed of. The Company owned $677,000 of such property at June 30, 1997 and $20,000 at June 30, 1996. All other real estate owned at June 30, 1997 was held by County.

         Non-performing loans totaled $3.2 million, or 0.41% of total loans, at June 30, 1997, compared to $821,000, or 0.29% of total loans, at June 30, 1996. The increase in non-performing loans of $2.3 million from June 30, 1996 was attributed to County's non-performing loans of $1.2 million, as well as general increases in the levels of non-performing loans in all loan categories when compared to the relatively lower levels that existed at June 30, 1996. At June 30, 1997, $2.6 million of non-performing loans were collateralized by real estate compared to $672,000 at June 30, 1996. Non-performing assets totaled $3.8 million, or 0.35% of total assets at June 30, 1997, compared to $841,000, or
 .18% of total assets at June 30, 1996. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the table below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms. The following is an analysis of the composition of non-performing assets:


                                                                                           JUNE 30,
                                                                                    1997               1996
                                                                                    -----------------------
                                                                                    (DOLLARS IN THOUSANDS)

Non-accrual loans                                                               $1,410                    $  348
Accruing loans 90 days or more past due                                          1,759                       473
                                                                                ------                    ------
Total non-performing loans                                                       3,169                       821
Other real estate owned                                                            677                        20
                                                                                ------                    ------
Total non-performing assets                                                     $3,846                    $  841
                                                                                ======                    ======

Non-performing loans to total loans                                               0.41%                     0.29%
Non-performing assets to total assets                                             0.35%                     0.18%

         Non-performing loans considered to be impaired under Statement of Financial Accounting Standards No. 114 at June 30, 1997 and the related effects on earnings during the periods presented were not material.

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

                                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  JUNE 30,                           JUNE 30,
                                                                  --------                           --------
                                                          1997               1996             1997              1996
                                                          ----               ----             ----              ----
                                                                                 (In Thousands)

Balance at beginning of period                           $   6,691         $   3,406         $   6,599         $   3,307
Provision charged to expense                                   317               318               615               610
Loans charged-off                                             (251)             (241)             (582)             (496)
Recoveries of loans previously
  charged off                                                  180                61               305               123
                                                         ---------         ---------         ---------         ---------
Balance at end of period                                 $   6,937         $   3,544         $   6,937         $   3,544
                                                         =========         =========         =========         =========

Loans outstanding at end of period                       $ 769,356         $ 282,943               N/A               N/A
Average loans outstanding                                $ 749,992         $ 279,338         $ 737,814         $ 277,960
Allowance as a percentage of loans outstanding                0.90%             1.25%              N/A               N/A
Net charge-offs to average loans (annualized)                 0.04%             0.26%             0.08%             0.27%
Allowance for possible loan losses to
 nonperforming loans                                         218.9%            431.7%              N/A               N/A

         The allowance for possible loan losses totaled $6.9 million at June 30, 1997, representing .90% of total loans, compared to $3.5 million at June 30, 1996, or 1.25% of total loans. County's allowance for possible loan losses represented $3.0 million of the $3.4 million increase in such allowances at June 30, 1997 from June 30, 1996. Charge-offs represent the amount of loans actually removed as earning assets from the balance sheet due to uncollectibility. Amounts recovered on previously charged-off assets are netted against charge-offs, resulting in net charge-offs for the period. Net loan charge-offs for the three months and six months ended June 30, 1997 were $71,000 and $277,000, respectively, compared to net charge-offs of $180,000 and $373,000, respectively, for the same periods in 1996. Charge-offs have been made in accordance with the Company's standard policy and have occurred primarily in the commercial and consumer loan portfolios.

         The allowance for possible loan losses as a percentage of non-performing loans ("coverage ratio"), was 218.9% at June 30, 1997, compared to 431.7% at June 30, 1996. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the adequacy of the allowance by management. The decrease in the coverage ratio at June 30, 1997 compared to June 30, 1996 primarily reflects the relatively lower level of non-performing loans at June 30, 1996. Also, the increase in non-performing loans primarily consisted of loans collateralized by real estate. Total non-performing loans as a percentage of total loans remained a relatively low 0.41% of total loans at June 30, 1997.

COMPARISON OF JUNE 30, 1997 AND DECEMBER 31, 1996 FINANCIAL CONDITION

         Total assets amounted to $1.10 billion at June 30, 1997, compared to $1.06 billion at December 31, 1996, an increase of $41.7 million, or 3.9%.

         Total investment securities decreased by $6.5 million to $278.0 million, primarily as a result of the sale of approximately $11.2 million of securities, previously discussed. The Company's general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its investment securities as available-for-sale. At June 30, 1997, 84.5% of the total investment portfolio was classified as available-for-sale, while those securities which the Company intends to hold to maturity represented the remaining 15.5%. This compares to 83.6% and 16.4% classified as available-for-sale and held to maturity, respectively, at December 31, 1996.

         Total loans increased $47.5 million to $769.4 million at June 30, 1997. This increase reflects management's emphasis on increasing earning assets and earning asset yields with the loan portfolio. Increases in purchased loans (secured by first mortgages on residential property) represented $34.9 million of the increase in total loans.

         Premises and equipment increased slightly from $8.0 million to $8.4 million at June 30, 1997, relating primarily to ATM installations and other improvements at County's branches.

         Total deposits increased to $755.5 million at June 30, 1997 from $732.7 million at December 31, 1996. The Company continues to emphasize growth in its existing retail deposit base provided incremental deposit growth is cost effective compared to alternative funding sources. Also, the Company obtained $15.0 million of public funds deposits at an effective cost of approximately 25 basis points less than alternative short term borrowing costs. Total interest-bearing deposits accounted for 93.4% of total deposits at June 30, 1997, compared to 92.3% at December 31, 1996.

         Total borrowings increased $18.8 million to $255.4 million at June 30, 1997, compared to $236.6 million at December 31, 1996. This increase resulted primarily from funding needs associated with increases in the loan portfolio.

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

         The Company's principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB as well as other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. The investment portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $235.0 million were classified as available-for-sale as of June 30, 1997, representing 84.5% of the total investment portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity.

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

         Shareholders' equity at June 30, 1997 was $80.5 million, compared to prior year-end shareholders' equity of $77.9 million, an increase of $2.6 million. This increase resulted from the retention of earnings, net of dividends paid of $2.1 million, offset by the change in unrealized gains (loses) on available-for-sale securities from a net gain of $304,000 at December 31, 1996 compared to a net loss of $366,000 at June 30, 1997. This change in the effect on equity was attributed to increases in interest rates during 1997.

         Following receipt of shareholder approval on April 17, 1997, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 7,500,000 to 20,000,000 and to eliminate par value per share of common stock. Management believes that these amendments will provide the Company with greater financial flexibility and enable it to more effectively utilize and manages its equity capital.

         Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At June 30, 1997, the Company had a total risk-based capital ratio of 11.10%, of which 10.10% consisted of Tier 1 capital. The leverage ratio for the Company at June 30, 1997, was 6.28%.

         Cash dividends declared to shareholders of the Company totaled $2.1 million, or $0.52 per share, during the first six months of 1997. This compares to dividends of $1.5 million, or $0.50 per share, for the same period in 1996. Cash dividends paid as a percentage of net income amounted to 39.0% and 43.6% for the six months ended June 30, 1997 and 1996, respectively.

         Considering the Company's capital adequacy, profitability, available liquidity sources and funding sources, the Company's liquidity is considered by management to be adequate to meet current and projected needs.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES

         In April 1997, the Company's shareholders approved an amendment to the Company's Articles of Incorporation which eliminates par value per share for the Company's common stock. This amendment will have no effect on the rights of holders of the common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 17, 1997, the Company held its Annual Meeting of Shareholders, the results of which follows:

         1. To approve and ratify the appointment of Coopers & Lybrand L.L.P. as independent auditors for the year ended December 31, 1997:

                                                                                 Abstaining/
                                                                                 -----------
                                         Votes For        Votes Against      Broker Non-Votes
                                         ---------        -------------      ----------------

                                         3,058,881                2,805            22,334

         2.  Election of Class I
             directors:


                                                             Votes Against/
                                                             --------------
                                         Votes For             Withheld
                                         ---------             --------

         Richard O. Johnson              3,050,474               33,745
         William F. Randles              3,059,121               25,098
         Karl C. Saunders                3,061,907               22,312

         3.  Election of Class II
             directors:

                                                             Votes Against/
                                                             --------------
                                         Votes For             Withheld
                                         ---------             --------


         Philip E. Burke                 3,058,526               18,902
         Gary N. Fields                  3,065,191               19,028
         James L. Nichols                3,058,525               18,901


         4.   To amend the Company's Articles of Incorporation and Code of
              Regulations to provide for a Board of Directors consisting of not less than seven or more than fifteen members, as fixed by the Board of Directors:

                                                                             Abstaining/
                                                                             -----------
                                         Votes For    Votes Against    Broker Non-votes
                                         ---------    -------------    ----------------

                                         2,603,141               52,164           35,988


         5. To amend the Company's Articles of Incorporation to increase the number of authorized shares of the Company's Common Stock to 20,000,000:

                                                                             Abstaining
                                                                             ----------
                                         Votes For     Votes Against   Broker Non-Votes
                                         ---------     -------------   ----------------

                                         2,733,707           313,238           37,075

         6. To amend the Company's Articles of Incorporation to eliminate par value per share of the Company's Common Stock:

                                                                             Abstaining/
                                                                             -----------
                                         Votes For        Votes Against    Broker Non-Votes
                                         ---------        -------------    ----------------

                                         2,881,805              118,938           54,712

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits on Item 601 of Regulation S-K

         Exhibit 3(a) - Articles of Incorporation, as amended (incorporated by reference to exhibit 3(a) to the Company's Quarterly Report on form 10-Q for the Quarter ended March 31, 1997)

         Exhibit 3(b) - Code of Regulations, as amended (incorporated by reference to exhibit 3(b) to the Company's Quarterly Report on form 10-Q for the Quarter ended March 31, 1997)

         Exhibit 11: Computation of Per Share Earnings

                                                                   THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                         JUNE 30,                                JUNE 30,
                                                                         --------                                --------
                                                                  1997             1996                 1997              1996
                                                              ----------------------------------------------------------------------
         Gross Weighted Average Common
  Shares Outstanding                                        4,033,919            3,033,919            4,033,919            3,033,919
Weighted Average Treasury
  Shares Outstanding                                           52,617               60,433               52,588               61,036
                                                           ----------           ----------           ----------           ----------
Net Weighted Average Common
  Shares Outstanding                                        3,981,302            2,973,486            3,981,331            2,972,883
                                                           ==========           ==========           ==========           ==========

Net Income                                                  2,678,000           $1,552,000           $5,310,000           $3,407,000
                                                           ==========           ==========           ==========           ==========

Net Income Per Common Share                                $     0.67           $     0.52           $     1.33           $     1.15
                                                           ==========           ==========           ==========           ==========


(b) Exhibit 27: Financial Data Schedule

(c) Reports on Form 8-K      - None -

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BancFirst Ohio Corp.
                                    (Registrant)

                                /s/ Gary N. Fields
Date:  August 12, 1997         --------------------------------
                                    Gary N. Fields
                                    President and
                                    Chief Executive Officer

                                /s/ Kim M. Taylor
Date:  August 12, 1997         --------------------------------
                                    Kim M. Taylor
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)