Form 10-Q
period 1997-09-30
BANCFIRST OHIO CORP
filed 1997-11-14
CIK 868572

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                      to

                         Commission File Number 0-18840

                              BancFirst Ohio Corp.
             (Exact name of registrant as specified in its charter)

               Ohio                                            31-1294136
               ----------------------------------------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)

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

                                   Yes  X      No
                                      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                        Outstanding as of November 11, 1997
            -----                        -----------------------------------
   Common Stock, No Par Value                      3,979,080

                                      INDEX
                              BANCFIRST OHIO CORP.

PART I. FINANCIAL INFORMATION                                                                                           PAGE NO.
                                                                                                                        --------
         Item 1. Financial Statements

                  Consolidated Balance Sheet..............................................................................   3

                  Consolidated Statement of Income........................................................................   4

                  Consolidated Statement of Cash Flows....................................................................   5

                  Notes to Consolidated Financial Statements.............................................................. 6-8

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................................................................... 9-24

PART II. OTHER INFORMATION

         Other Information ...............................................................................................   25

         Item 1. Legal Proceedings
         Item 2. Changes in Securities
         Item 3. Defaults upon Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K
                    (a) Exhibits on Item 601 of Regulation S-K
                    (b) Exhibit 27: Financial Data Schedule
                    (c) Reports on Form 8-K

Signatures                 ...............................................................................................  26

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                              BANCFIRST OHIO CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      SEPTEMBER 30,   DEC. 31,
                                                                          1997          1996
                                                                      --------------------------
          ASSETS:
Cash and due from banks                                               $    22,230    $    18,856
Federal funds sold                                                         25,325          2,193
Securities held-to-maturity, at amortized cost (approximate
    fair value of $43,596 and $47,652 in 1997 and 1996,
    respectively)                                                          41,774         46,799
Securities available-for-sale, at fair value                              230,628        237,777
                                                                      -----------    -----------
         Total securities                                                 272,402        284,576
                                                                      -----------    -----------
Loans, net of unearned income                                             772,280        721,855
Allowance for possible loan losses                                         (7,136)        (6,599)
                                                                      -----------    -----------
         Net loans                                                        765,144        715,256
                                                                      -----------    -----------
Bank premises and equipment, net                                            8,483          7,962
Accrued interest receivable                                                 7,379          6,696
Intangible assets                                                          13,035         14,187
Other assets                                                                5,618          7,194
                                                                      -----------    -----------
         Total assets                                                 $ 1,119,616    $ 1,056,920
                                                                      ===========    ===========
               LIABILITIES:
Deposits:
         Non-interest-bearing deposits                                $    52,261    $    56,179
         Interest-bearing deposits                                        723,786        676,510
                                                                      -----------    -----------
           Total deposits                                                 776,047        732,689
                                                                      -----------    -----------
Borrowings                                                                251,335        236,609
Accrued interest payable                                                    2,868          2,255
Other liabilities                                                           5,890          7,473
                                                                      -----------    -----------
         Total liabilities                                              1,036,140        979,026
                                                                      -----------    -----------
      SHAREHOLDERS' EQUITY:
Common stock, No par or stated value, 20,000,000 shares authorized,        63,287           --
  4,033,919 shares issued
Common stock, $10 par value, 7,500,000 shares authorized,
  4,033,919 shares issued                                                    --           40,340
Capital in excess of par value                                               --           22,807
Retained earnings                                                          20,395         15,466
Unrealized holding gains on securities
   available-for-sale, net                                                  1,064            304
Treasury stock, 56,683 and 54,420 shares, at cost, in 1997
  and 1996, respectively                                                   (1,270)        (1,023)
                                                                      -----------    -----------
Total shareholders' equity                                                 83,476         77,894
                                                                      -----------    -----------
         Total liabilities and shareholders' equity                   $ 1,119,616    $ 1,056,920
                                                                      ===========    ===========

The accompanying notes are an integral part of the financial statements.

                              BANCFIRST OHIO CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                    -------------         ------------
                                                   1997       1996       1997       1996
                                                 --------   --------    --------   --------
Interest income:
  Interest and fees on loans                     $ 16,399   $ 10,826    $ 48,119   $ 23,189
  Interest and dividends on securities:
    Taxable                                         4,263      3,498      13,463      8,464
    Tax-exempt                                        331        344       1,000      1,003
  Other interest income                               323         97         690        215
                                                 --------   --------    --------   --------
         Total interest income                     21,316     14,765      63,272     32,871
                                                 --------   --------    --------   --------
Interest expense:
  Deposits                                          8,542      5,923      24,726     12,682
  Borrowings                                        3,763      2,230      11,152      4,327
                                                 --------   --------    --------   --------
         Total interest expense                    12,305      8,153      35,878     17,009
                                                 --------   --------    --------   --------
         Net interest income                        9,011      6,612      27,394     15,862
Provision for possible loan losses                    304        316         919        926
                                                 --------   --------    --------   --------
         Net interest income after
            provision for possible loan losses      8,707      6,296      26,475     14,936
                                                 --------   --------    --------   --------
Other income:
    Trust and custodian fees                          483        334       1,337      1,060
  Customer service fees                               510        466       1,461      1,309
  Gain on sale of loans                               872        448       1,817      1,494
  Other                                               308        300         892        684
  Investment securities gains, net                      3         36         103         39
                                                 --------   --------    --------   --------
         Total other income                         2,176      1,584       5,610      4,586
                                                 --------   --------    --------   --------
Other expense:
  Salaries and employee benefits                    3,640      2,768      10,791      6,511
  Net occupancy expense                               539        339       1,577        726
  Amortization of intangibles                         381        187       1,173        201
  Other                                             2,191      4,669       6,410      7,405
                                                 --------   --------    --------   --------
         Total other expense                        6,751      7,963      19,951     14,843
                                                 --------   --------    --------   --------
  Income (loss) before income taxes                 4,132        (83)     12,134      4,679
  Provision (benefit) for Federal income taxes      1,408       (129)      4,100      1,226
                                                 --------   --------    --------   --------
         Net income                              $  2,724   $     46    $  8,034   $  3,453
                                                 ========   ========    ========   ========
Net income per common share                      $   0.68   $   0.01    $   2.02   $   1.10
                                                 ========   ========    ========   ========
Weighted average common shares outstanding          3,980      3,487       3,981      3,146
                                                 ========   ========    ========   ========
Cash dividends per common share                  $   0.26   $   0.25    $   0.78   $   0.75
                                                 ========   ========    ========   ========
Total cash dividends paid                        $  1,035   $    994    $  3,105   $  2,480
                                                 ========   ========    ========   ========

The accompanying notes are an integral part of the financial statements.

                              BANCFIRST OHIO CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                                            ------------
                                                                          1997        1996
                                                                        --------    --------
Cash flows from operating activities:
  Net income                                                            $  8,034    $  3,453
  Adjustments to reconcile net income to net cash provided
    by operations:
  Depreciation and amortization                                            3,022       1,758
  Provision for possible loan losses                                         919         926
  Gain on sale of assets                                                  (1,920)     (1,533)
  Decrease (increase) in interest receivable                                (683)          9
  Decrease in other assets                                                   241       4,568
  Increase in interest payable                                               613         475
  Increase (decrease) in other liabilities                                   (83)      3,412
  FHLB stock dividend                                                       (792)       (154)
                                                                        --------    --------
         Net cash provided by operating activities                         9,351      12,914
                                                                        --------    --------
Cash flows from investing activities:
  Increase in federal funds sold and short term investments              (23,209)       (351)
  Proceeds from maturities of securities held-to-maturity                  4,952         788
  Proceeds from maturities and sales of securities available-for-sale     73,608      47,188
  Purchase of securities held-to-maturity                                    (14)       (663)
  Purchase of securities available-for-sale                              (64,820)    (28,422)
  Increase in loans, net                                                 (36,313)    (32,324)
  Acquisition of County Savings Bank, net of cash acquired                  --       (43,907)
  Decrease in payable related to acquisition of County Savings Bank       (1,500)       --
  Purchase of loans                                                      (71,116)     (9,914)
  Purchases of equipment and other assets                                 (1,357)     (1,403)
  Proceeds from sale of loans                                             58,496      15,131
                                                                        --------    --------
         Net cash used in investing activities                           (61,273)    (53,877)
                                                                        --------    --------
Cash flows from financing activities:
  Increase (decrease) in short-term borrowings                           (11,650)      5,424
  Increase (decrease) in other long-term borrowings                       26,376        (317)
  Net  increase in deposits                                               43,782       1,388
  Net proceeds from issuance of common stock                                --        25,824
  Proceeds from acquisition debt                                            --        15,000
  Cash dividends paid                                                     (3,105)     (2,480)
  Reissuance (purchase) of treasury stock, net                              (107)        175
                                                                        --------    --------
         Net cash provided by financing activities                        55,296      45,014
                                                                        --------    --------
         Net increase in cash and due from banks                           3,374       4,051

Cash and due from banks, beginning of period                              18,856      14,102
                                                                        --------    --------
Cash and due from banks, end of period                                  $ 22,230    $ 18,153
                                                                        ========    ========


The accompanying notes are an integral part of the financial statements

                              BANCFIRST OHIO CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of BancFirst Ohio Corp. ("Company"), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996 for additional disclosures, including a summary of the Company's accounting policies. The results of operations for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 1996 consolidated financial statements to conform to the 1997 presentation.

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

         The following summarizes the pro-forma results of operations for the nine months ended September 30, 1996 as if County had been acquired at the beginning of such period:

         (In thousands, except per share data)
          Net Interest income                     $24,414
          Net Income                              $ 4,604
          Net Income per share                    $  1.16

2)       INVESTMENT SECURITIES:

         The amortized cost and estimated fair value of investment securities are as follows:

                                              SEPTEMBER  30, 1997          DECEMBER 31, 1996
                                              -------------------          -----------------
SECURITIES HELD TO MATURITY                   COST      FAIR VALUE        COST      FAIR VALUE
---------------------------                   --------------------        --------------------
                                                           (IN THOUSANDS)
Other U.S. government agencies              $   --        $   --        $  1,999      $  2,000
State and political subdivisions               5,970         6,090         6,266         6,375
Mortgage-backed and related securities        33,120        34,821        35,690        36,431
Other                                          2,684         2,685         2,844         2,846
                                            --------      --------      --------      --------
                                            $ 41,774      $ 43,596      $ 46,799      $ 47,652
                                            ========      ========      ========      ========
SECURITIES AVAILABLE-FOR-SALE
-----------------------------
U.S. treasury securities                    $  6,168      $  6,168      $ 11,775      $ 11,881
Other U.S. government agencies                13,835        13,870        12,446        12,428
State and political subdivisions              16,039        16,276        16,090        16,301
Mortgage-backed and related securities       176,398       177,738       182,509       182,672
Other                                         16,576        16,576        14,495        14,495
                                            --------      --------      --------      --------
                                            $229,016      $230,628      $237,315      $237,777
                                            ========      ========      ========      ========

3)       LOANS AND LEASES BY CATEGORIES:

                                           SEPT. 30,      DEC. 31,
                                             1997          1996
                                           ------------------------
                                               (IN THOUSANDS)
Commercial, financial and agricultural      $310,129      $299,630
Real estate - mortgage                       369,916       337,911
Real estate - construction                     9,685         7,716
Consumer installment                          82,550        76,598
                                            --------      --------
Total                                       $772,280      $721,855
                                            ========      ========


4)       LONG-TERM BORROWINGS

         Long-term borrowings as of September 30, 1997 and December 31, 1996 were as follows:

                                                            SEPT. 30,     DEC. 31,
                                                              1997          1996
                                                            ----------------------
                                                               (IN THOUSANDS)
Federal funds purchased                                     $   --        $ 11,650
Term reverse repurchase agreements                            10,000        10,000
Federal Home Loan Bank Advances                              226,335       199,959
Term debt with a financial institution (LIBOR + 1.35%)        15,000        15,000
                                                            --------      --------
Total                                                       $251,335      $236,609
                                                            ========      ========

         Federal Home Loan Bank ("FHLB") advances must be secured by eligible collateral as specified by the FHLB. Accordingly, the Company has a blanket pledge of its first mortgage loan portfolio as collateral for the advances outstanding, with a required minimum ratio of collateral to advances of 150%. Additionally, the stock of the FHLB owned by the Company (book value at September 30, 1997 of $15.5 million) is pledged as collateral for these borrowings.

         The Company obtained a $15 million term loan with a financial institution in order to partially fund the acquisition of County. Under the terms of the loan agreement, the Company is required to make quarterly interest payments and annual principal payments, based on a ten year amortization, commencing in February 1998. The unpaid loan balance is due in full September 1, 2003. The loan agreement also contains certain financial covenants all of which the Company was in compliance with at September 30, 1997.

         The Company has no commitments to borrow additional funds as of September 30, 1997.

5)       NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement provides accounting and reporting standards for loan securitizations based on control of the underlying assets. It also provides accounting and implementation guidance for other transfers, including partial transfers of loans, servicing of financial assets, repurchase agreements, securities lending and extinguishments of liabilities. The effective date of certain provisions has been deferred by the Financial Accounting Standards Board (FASB) until 1998. Adoption of this statement had no impact on the Company's September 30, 1997 financial statements.

         SFAS No. 128 "Earnings Per Share" was issued in February 1997 and is effective for financial statements issued for periods after December 15, 1997. The statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. The impact of the statement on earnings per share is not expected to be material.

         SFAS No. 130 "Reporting Comprehensive Income" was issued in June 1997 and is effective for financial statements issued for periods beginning after December 15, 1997. The statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company's comprehensive income, determined in accordance with the provisions of the statement, for the three month and nine month periods ended September 30, 1997 was $4.2 million and $8.8 million, respectively.

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

BANCFIRST OHIO CORP.
SELECTED FINANCIAL DATA:
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 AT OR FOR THE THREE MONTHS              NINE MONTHS ENDED
                                                                       ENDED SEPTEMBER 30,                 SEPTEMBER  30,
                                                                 1997 (1)              1996             1997 (1)        1996
                                                                 ---------------------------            -------------------------
STATEMENT OF INCOME DATA:
  Interest income                                              $      21,316       $      14,765     $      63,272         32,871
  Interest expense                                                    12,305               8,153            35,878         17,009
                                                               -------------       -------------     -------------  -------------
  Net interest income                                                  9,011               6,612            27,394         15,862
  Provision for possible loan losses                                     304                 316               919            926
  Non-interest income                                                  2,176               1,584             5,610          4,586
  Non-interest expense                                                 6,751               7,963            19,951         14,843
                                                               -------------       -------------     -------------  -------------
  Income before income taxes                                           4,132                 (83)           12,134          4,679
  Provision for Federal income taxes                                   1,408                (129)            4,100          1,226
                                                               -------------       -------------     -------------  -------------
  Net income                                                   $       2,724       $          46     $       8,034  $       3,453
                                                               =============       =============     =============  =============
PER SHARE DATA:
  Net income                                                   $        0.68       $        0.01     $        2.02  $        1.10
  Dividends                                                             0.26                0.25              0.78           0.75
  Book value                                                           20.99               19.02               N/A            N/A
  Tangible book value                                                  17.71               15.40               N/A            N/A

BALANCE SHEET DATA:
  Total assets                                                 $   1,119,616       $   1,036,462               N/A            N/A
   Loans                                                             772,280             709,616               N/A            N/A
   Allowance for possible loan losses                                  7,136               6,532               N/A            N/A
   Securities                                                        272,402             275,611               N/A            N/A
   Deposits                                                          776,047             714,489               N/A            N/A
   Borrowings                                                        251,335             235,049               N/A            N/A
   Shareholders' equity                                               83,476              75,577               N/A            N/A

PERFORMANCE RATIOS (3):
   Return on average assets                                             0.98%               0.02%             0.98%           .80%
   Return on average equity                                            13.07                0.29             13.34           8.54
   Net interest margin                                                  3.45                3.61              3.58           3.95
   Interest rate spread                                                 2.98                3.04              3.12           3.29
   Non-interest income to average assets                                0.78                0.81              0.69           1.06
   Non-interest expense to average assets                               2.28                4.09              2.30           3.43
   Efficiency ratio (2)                                                55.99               61.84             56.06          57.33

ASSET QUALITY RATIOS:
   Non-performing loans to total loans                                  0.37%               0.25%              N/A            N/A
   Non-performing assets to total assets                                0.31                0.23               N/A            N/A
   Allowance for possible loan losses to total loans                    0.92                 .92               N/A            N/A
   Allowance for possible loan losses to non-performing loans          248.9               366.4               N/A            N/A
   Net charge-offs to average loans (3)                                 0.05                0.15              0.07%          0.21%

CAPITAL RATIOS:
   Shareholders' equity to total assets                                 7.46%               7.29%              N/A            N/A
   Tier 1 capital to total assets                                       6.33                6.03               N/A            N/A
   Tier 1 capital to risk-weighted assets                              10.14               10.08               N/A            N/A


(1) The Company's acquisition of County in August 1996 significantly affects the comparability of the Company's results of operations for prior periods.

(2) The efficiency ratio is equal to non-interest expense (excluding amortization expense and non-recurring charges) divided by net interest income on a fully tax equivalent basis plus non-interest income excluding gains on sales of securities.

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


                                          Three Months Ended September 30,
                              ...........1997..........    ...........1996...........
                                                (Dollars in Thousands)
                              Average   Income/  Yield /   Average  Income /  Yield /
                              Balance   Expense  Rate(1)   Balance  Expense   Rate(1)
                              --------  -------   ----     --------  -------   ----

Securities:
   Taxable                    $261,233  $ 4,465   6.78 %   $209,417  $ 3,567   6.78 %
   Tax-exempt                   25,067      502   7.95%      26,268      484   7.33%
                             ---------  -------            --------  -------
   Total securities            286,300    4,967   6.88 %    235,685    4,051   6.84 %
Loans :
   Commercial                  318,651    7,467   9.30 %    213,295    5,058   9.43 %
   Real estate                 367,192    7,154   7.73 %    227,143    4,172   7.31 %
   Consumer                     78,402    1,798   9.10 %     66,666    1,609   9.60 %
                             ---------  -------            --------  -------
   Total loans                 764,245   16,419   8.52 %    507,104   10,839   8.50 %
Federal funds sold               8,952      123   5.45 %      2,611       34   5.18 %
                             ---------  -------            --------  -------
   Total earning
   assets (1)                1,059,497   21,509   8.05 %    745,400   14,924   7.97 %
                             ---------  -------   ----     --------  -------   ----
Non-interest-earning
   assets                       47,893                       29,031
                            ----------                     --------
Total assets                $1,107,390                     $774,431
                            ==========                     ========

Interest-bearing deposits:
   Demand and savings
     deposits                $ 205,310  $ 1,386   2.68 %   $171,592  $ 1,147   2.66 %

   Time deposits               506,018    7,154   5.61 %    332,079    4,776   5.72 %
                             ---------  -------            --------  -------
   Total deposits              711,328    8,540   4.76 %    503,671    5,923   4.68 %
Borrowings                     252,295    3,765   5.92 %    153,994    2,231   5.76 %
                             ---------  -------            --------  -------
   Total interest-bearing
     liabilities               963,623   12,305   5.07 %    657,665    8,154   4.93 %
                                        -------   ----               -------   ----
   Non-interest-bearing
     deposits                   49,676                       45,432
                            ----------                     --------
   Subtotal                  1,013,299                      703,097
Accrued expenses and
   other liabilities            11,381                        8,390
                            ----------                     --------
   Total liabilities         1,024,680                      711,487
   Shareholders' equity         82,710                       62,944
                            ----------                     --------
Total liabilities and
   shareholders' equity     $1,107,390                     $774,431
                            ==========                     ========
Net interest income and
   interest rate spread                  $9,204   2.98 %             $ 6,770   3.04 %
                                         ------   ----               -------   ----
Net interest margin (5)                           3.45 %                       3.61 %
                                                  ----                         ----
Average interest-earning
   assets to average
    interest-bearing
   liabilities                                   109.9 %                      113.3 %

                                       Nine Months Ended September 30,
                              ...........1997..........  ...........1996..........
                                              (Dollars in Thousands)
                              Average   Income / Yield /  Average  Income/  Yield /
                              Balance   Expense  Rate(1)  Balance  Expense  Rate(1)
                              --------  --------  ----   --------- -------  ----
Securities:
   Taxable                    $269,587  $ 13,970  6.93 % $ 170,908 $ 8,533  6.67 %
   Tax-exempt                   25,262     1,515  8.02 %    25,593   1,482  7.73 %
                              ---------  -------           ------- -------
   Total securities            294,849    15,485  7.02 %   196,501  10,015  6.81 %
Loans :
   Commercial                  314,854    22,284  9.46 %   147,512  10,687  9.68 %
   Real estate                 356,029    20,661  7.76 %   148,899   8,467  7.60 %
   Consumer                     75,838     5,253  9.26 %    58,488   4,091  9.34 %
                              ---------  -------           ------- -------
   Total loans                 746,721    48,198  8.63 %   354,899  23,245  8.75 %
Federal funds sold               4,718       183  5.19 %     3,824     152  5.31 %
                              ---------  -------           ------- -------
   Total earning
   assets (1)                1,046,288    63,866  8.16 %   555,224  33,412  8.04 %
                              ---------  -------           ------- -------
Non-interest-earning
   assets                       46,170                     23,345
                             ----------                  --------
Total assets                 $1,092,458                  $578,569
                             ==========                  ========

Interest-bearing deposits:
   Demand and savings
     deposits                 $ 204,287  $ 4,086   2.67 % $157,350 $ 3,189  2.71 %

   Time deposits                495,343   20,641   5.57 %  222,402   9,493  5.70 %
                              ---------  -------           ------- -------
   Total deposits               699,630   24,727   4.73 %  379,752  12,682  4.46 %
Borrowings                      253,074   11,152   5.89 %   98,156   4,328  5.89 %
                              ---------  -------           ------- -------
   Total interest-bearing
     liabilities                952,704   35,879   5.04 %  477,908  17,010  4.75 %
                                          ------   ----            -------  ----
   Non-interest-bearing
     deposits                    48,759                    40,196
                             ----------                 ---------
   Subtotal                   1,001,463                   518,104
Accrued expenses and
   other liabilities             10,500                     6,485
                             ----------                  --------
   Total liabilities          1,011,963                   524,589
   Shareholders' equity          80,495                    53,980
                             ----------                  --------
Total liabilities and
   shareholders' equity      $1,092,458                  $578,569
                             ==========                  ========
Net interest income and
   interest rate spread                  $27,987  3.12 %           $16,402  3.29 %
                                         -------  ----             -------  ----
Net interest margin (5)                           3.58 %                    3.95 %
                                                  ----                      ----
Average interest-earning
   assets to average
    interest-bearing
   liabilities                                   109.8 %                   116.2 %


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

                                   THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                           1997 VS. 1996                           1997 VS. 1996
                                         INCREASE (DECREASE)                    INCREASE (DECREASE)
                                   VOLUME        RATE        TOTAL       VOLUME         RATE            TOTAL
                                   -------       -----       ------      --------       -------       --------
                                                              (IN THOUSANDS)
Interest-earning assets:
Securities:
  Taxable                          $   895       $   3       $  898      $  4,915       $   522       $  5,437
  Non-taxable                          (22)         40           18           (20)           53             33
                                   -------       -----       ------      --------       -------       --------
         Total securities              873          43          916         4,895           575          5,470
                                   =======       =====       ======      ========       =======       ========
Loans:
  Commercial                       $ 2,518       $(109)      $2,409        12,103          (506)        11,597
  Real estate                        2,589         393        2,982        11,760           434         12,194
  Consumer                             287         (98)         189         1,209           (47)         1,162
                                                             ------      --------       -------       --------
         Total loans                 5,394         186        5,580        25,072          (119)        24,953
                                   -------       -----       ------      --------       -------       --------
Fed funds sold                          82           7           89            35            (4)            31
                                   -------       -----       ------      --------       -------       --------
Total interest-
  earning assets                     6,349         236        6,585        30,002           452         30,454
                                   -------       -----       ------      --------       -------       --------
Interest-bearing liabilities:
Deposits:
  Demand and savings deposits          229          10          239           948           (51)           897
  Time deposits                      2,521        (143)       2,378        11,631          (483)        11,148
                                   -------       -----       ------      --------       -------       --------
Total interest-bearing
  deposits                           2,750        (133)       2,617        12,579          (534)        12,045
Borrowings                           1,434         100        1,534         6,821             3          6,824
                                   -------       -----       ------      --------       -------       --------
Total interest-bearing
  liabilities                        4,184         (33)       4,151        19,400          (531)        18,869
                                   -------       -----       ------      --------       -------       --------
Net interest income                $ 2,165       $ 269       $2,434      $ 10,602       $   983       $ 11,585
                                   =======       =====       ======      ========       =======       ========

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Net Income. Net income for the three months ended September 30, 1997 was $2.7 million, compared to net income of $46,000 for the three months ended September 30, 1996. Earnings per share in the third quarter of 1997 equaled $0.68, compared to $0.01 for the same period in 1996. Operating results in the third quarter of 1996 include after tax charges of $1.5 million for the special Savings Association Insurance Fund (SAIF) assessment and $213,000 for restructuring costs. Third quarter 1996 earnings adjusted for these non-recurring charges were $1.8 million, or $.51 per share. Net interest income increased 36.3%, and non-interest income increased 37.4% in the three months ended September 30, 1997, as compared to the same period in 1996 while non-interest expense, excluding non-recurring charges, increased 26.6%. The provision for possible loan losses was comparable to the prior year period. The Company's net interest margin decreased to 3.45% for the third quarter of 1997, compared to 3.61% for the same period in 1996, reflecting the lower net interest margin on County's interest-earning assets. Increases in non-interest income resulted primarily from the inclusion of County's operating results and higher levels of fee income. Non-interest expense increased primarily due to the inclusion of County's operating expenses and amortization of intangibles resulting from the County acquisition. The Company's return on average assets and return on average equity were .98% and 13.07%, respectively, in the third quarter of 1997. The Company's tangible earnings (net income excluding amortization of intangibles) for the three months ended September 30, 1997 were $3.1 million, or $0.77 per share, representing an annualized return on tangible equity of 17.42%.

         Interest Income. Total interest income increased 44.4% to $21.3 million for the three months ended September 30, 1997, compared to $14.8 million for the third quarter of 1996. This increase resulted from a $314.1 million, or 42.1%, increase in average interest-earning assets between the two periods. The average balance of loans increased $257.1 million, or 50.7%. These increases resulted primarily from the acquisition of County which contributed $275.6 million of the increase in average earning assets and $227.9 million of the increase in average loans. The increase in average assets of $38.5 million from internal growth was consistent with the Company's growth strategies to maximize returns on shareholders' equity.

         The weighted average yield on interest-earning assets increased slightly to 8.05% during the three months ended September 30, 1997, compared to 7.97% during the same three month period in 1996. The Company's yield on average loans increased from 8.50% during the three months ended September 30, 1996 to 8.52% during the three months ended September 30, 1997. Additional accretion of discounts on SBA loans totaling $125,000 resulting from prepayments had a positive impact on the 1997 results. Yields on the investment portfolio increased slightly from 6.84% during the third quarter of 1996 to 6.88% during the third quarter of 1997.

         Interest Expense. Total interest expense increased 50.9% to $12.3 million for the three months ended September 30, 1997, compared to $8.2 million for the three months ended September 30, 1996. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding and due to a higher cost of funds during the third quarter of 1997, as compared to the same period in 1996. The average balance of interest-bearing deposit accounts increased $207.7 million, or 41.2%, from the third quarter in 1996 to the third quarter in 1997. Average interest-bearing liabilities increased 46.5%, from $657.7 million to $963.6 million. These increases also primarily resulted from the acquisition of County which contributed $262.8 million (including acquisition related debt) to the increase in average interest-bearing liabilities and $180.7 million to the increase in total interest-bearing deposits.

         The Company's cost of funds increased to 5.07% in the three months ended September 30, 1997 compared to 4.93% in the same period of 1996, primarily due to a higher cost of funds associated with County's interest-bearing liabilities. The cost of funds was also affected by higher borrowing levels relative to total interest-bearing liabilities as well as the continued shift by customers into higher yielding certificates of deposit.

         Provision for Possible Loan Losses. The provision for possible loan losses was $304,000 for the three months ended September 30, 1997, compared to $316,000 in the third quarter of 1996. Total non-performing loans increased to $2.9 million, or .37% of total loans at September 30, 1997, from $1.8 million, or .25% of total loans at September 30, 1996. The increase in non-performing loans primarily consisted of loans collateralized by first mortgages on residential real estate. The allowance for possible loan losses at September 30, 1997 was $7.1 million, or .92% of total loans and 248.9% of non-performing loans compared to $6.5 million, or .92% of total loans and 366.4% of non-performing loans at September 30, 1996. Management's estimate of the adequacy of its allowance for possible loan losses is based upon its continuing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix and selected credits are factors that affect judgments concerning the adequacy of the allowance.

         Non-Interest Income. Total non-interest income was $2.2 million for the three months ended September 30,1997, compared to $1.6 million for the three months ended September 30, 1996. The following table sets forth the Company's non-interest income for the periods indicated:

                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            SEPTEMBER  30,                      SEPTEMBER 30,
                                            --------------                      -------------
                                       1997               1996             1997            1996
                                       ----               ----             ----            ----
                                                             (In Thousands)
Trust and custodian fees                 $  483           $  334          $  1,337            1,060
Customer service fees                       510              466             1,461            1,309
Investment securities gains                   3               36               103               39
Gains on sales of loans                     872              448             1,817            1,494
Other                                       308              300               892              684
                                        -------          -------           -------          -------
         TOTAL                           $2,176           $1,584            $5,610           $4,586
                                         ======           ======            ======           ======

         Trust and custodian fees increased 44.6% to $483,000 in the third quarter of 1997 from $334,000 in the third quarter of 1996. Growth in trust income resulted primarily from the expansion of the customer base and product offerings as well as higher asset values.

         Customer service fees, representing service charges on deposits and fees for other banking services, increased 9.4% in the third quarter of 1997 to $510,000 from $466,000 in the third quarter of 1996. This increase resulted from fee income of $62,000 contributed by County to the 1997 results compared to $17,000 in 1996.

         Gains on sales of loans totaled $872,000 for the three months ended September 30, 1997 compared to $448,000 for the three months ended September 30, 1996. This increase resulted primarily from increased gains on sales of residential loans which totaled $383,000 in 1997 compared to $13,000 in 1996. Also, gains on sales of commercial loans, primarily consisting of SBA loans, totaled $489,000 in 1997 compared to $435,000 in 1996.

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

         Other income was $308,000 for the third quarter of 1997 compared to $300,000 for the third quarter of 1996. Increases in other fee income added by County and higher levels of ATM and credit card fees were offset by lower levels of SBA servicing fee income which resulted from additional amortization of excess servicing fee assets due to prepayments.

         Non-Interest Expense. Total non-interest expense decreased $1.2 million to $6.8 million for the three months ended September 30, 1997, compared to $8.0 million for the three months ended September 30, 1996. Excluding non-recurring expenses of $2.6 million resulting from the special SAIF assessment and restructuring charges, non-interest expenses increased $1.4 million, or 26.6%, during the third quarter of 1997 compared to the same period in 1996. This increase primarily resulted from expenses added by or resulting from the County acquisition which totaled $2.7 million in 1997 compared to $1.4 million in 1996.

         The following table sets forth the Company's non-interest expense for the periods indicated:

                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                                               -------------                      -------------
                                                          1997               1996             1997              1996
                                                          ----               ----             ----              ----
                                                                                (In Thousands)
Salaries and employee benefits                             $3,640           $2,768           $10,791           $6,511
Occupancy expense                                             539              339             1,577              726
Furniture, fixtures and equipment                             161              149               512              358
Data processing                                               262              253               792              567
Taxes other than income taxes                                 237              200               761              494
Federal deposit insurance                                     108            2,453               282            2,493
Amortization of goodwill and other intangibles                381              187             1,173              201
Other                                                       1,423            1,614             4,063            3,493
                                                           ------            -----             -----            -----
         TOTAL                                             $6,751           $7,963           $19,951          $14,843
                                                           ======           ======           =======          =======

         Salaries and employee benefits accounted for approximately 53.9% of total non-interest expense (excluding non-recurring charges) in the three months ended September 30, 1997 compared to 51.9% in the third quarter of 1996. The average full time equivalent staff was 362 in 1997 compared to 295 in 1996. Excluding salary and employee benefits expense of $1.3 million added by County in 1997 compared to $706,000 in 1996, such expenses increased $264,000, or 12.8% as a result of market expansion and new product offerings.

         Net occupancy expense increased 59.0% to $539,000 in the third quarter of 1997 from $339,000 in the third quarter of 1996. This increase resulted from $336,000 of expenses added by County in 1997 compared to $131,000 in 1996.

         Furniture, fixtures and equipment expense increased $12,000, or 8.1% in the third quarter of 1997. Expenses added by County in 1997 totaled $53,000 compared to $38,000 in 1996.

         Data processing expense increased $9,000, or 3.6%, in the third quarter of 1997. The increase in expenses added by County of $41,000 was partially offset by lower computer equipment depreciation and maintenance costs in 1997 compared to 1996.

         Taxes other than income taxes increased $37,000, or 18.5%, in the third quarter of 1997 compared to the third quarter of 1996. This increase resulted from a $62,000 increase in expenses added by County offset in part by benefits realized related to taxes paid in a prior year.

         Federal deposit insurance expense decreased $2.3 million to $108,000 in 1997 from $2.5 million in the third quarter of 1996 as a result of the special SAIF assessment in 1996 which totaled $2.3 million.

         Amortization of goodwill and other intangible assets resulting from the application of purchase accounting in connection with the County acquisition totaled $375,000 during the third quarter of 1997 compared to $180,000 in the third quarter of 1996.

         Excluding expenses added by County of $368,000 in 1997 compared to $150,000 in 1996 and restructuring charges of $323,000 in 1996, other non-interest expenses decreased $86,000 from the third quarter of 1996, reflecting management's efforts to control costs and improve the Company's efficiency ratio.

         The efficiency ratio is one method used in the banking industry to assess profitability. It is defined as non-interest expense less amortization expense and non-recurring charges divided by the net revenue stream, which is the sum of net interest income on a tax-equivalent basis and non-interest income excluding net investment securities gains or losses. The Company's efficiency ratio was 56.0% for the third quarter of 1997, compared to 61.8% for the comparable period in 1996. Controlling costs and improving productivity, as measured by the efficiency ratio, is considered by management a primary factor in enhancing performance.

         Provision for Income Taxes. The Company's provision for Federal income taxes was $1.4 million, or 34.1% of pretax income, for the three months ended September 30, 1997 compared to a benefit of $129,000, for the three months ended September 30, 1996. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans and the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

         Net Income. Net income for the nine months ended September 30, 1997 increased 132.7% to $8.0 million, or $2.02 per share, compared to net income of $3.5 million, or $1.10 per share, for the nine months ended September 30, 1996. Net interest income increased 72.7% and non-interest income increased 22.3% in the nine months ended September 30, 1997, as compared to the same period in 1996 while non-interest expense, excluding non-recurring charges in 1996, increased 63.4%. The provision for possible loan losses was basically unchanged from the comparative period. The Company's net interest margin decreased to 3.58% for the nine months ended September 30, 1997 compared to 3.95% for the same period in 1996, reflecting the lower net interest margin on County's interest-earning assets. Increases in non-interest income resulting from the inclusion of County's operating results and higher levels of fee income were offset by lower gains on sales of the guaranteed portion of SBA loans and lower net servicing fee income associated with such loans due to increased amortization of capitalized servicing fee assets. Non-interest expense increased due to the inclusion of County's operating expenses, amortization of intangibles resulting from the County acquisition and higher costs associated with the expansion of trust and other operating activities. The Company's return on average assets and return on average equity were .98% and 13.34%, respectively, for the nine months ended September 30, 1997, compared to .80% and 8.54%, respectively, for the nine months ended September 30, 1996. The Company's tangible earnings were $9.0 million, or $2.27 per share, representing an annualized return on tangible equity of 18.10% for the nine months ended September 30, 1997.

         Interest Income. Total interest income increased 92.5% to $63.3 million for the nine months ended September 30, 1997, compared to $32.9 million for the comparable period in 1996. This increase resulted from a $491.1 million, or 88.4%, increase in average interest-earning assets between the two periods. The average balance of loans increased $391.8 million, or 110.4%. These increases resulted primarily from the acquisition of County which contributed $463.6 million of the increase in average earning assets and $371.7 million of the increase in average loans. The increase in average assets of $27.5 million from internal growth was consistent with the Company's growth strategies to maximize returns on shareholders' equity.

         The weighted average yield on interest-earning assets increased slightly to 8.16% during the nine months ended September 30, 1997, compared to 8.04% during the same nine month period in 1996. The Company's yield on average loans decreased from 8.75% during the nine months ended September 30, 1996 to 8.63% during the nine months ended September 30, 1997. This resulted primarily from a slightly lower yield on County's loan portfolio as previously discussed. The impact of this decrease in yield was partially offset by additional accretion of discounts on SBA loans totaling $312,000 resulting from prepayments. Yields on the investment portfolio increased from 6.81% during 1996 to 7.02% during 1997 primarily as a result of increased yields on adjustable rate securities and purchases of higher yielding mortgage-backed securities during the fourth quarter of 1996 and first quarter of 1997.

         Interest Expense. Total interest expense increased 110.9% to $35.9 million for the nine months ended September 30, 1997, compared to $17.0 million for the nine months ended September 30, 1996. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding and due to a higher cost of funds during the first nine months of 1997, as compared to the same period in 1996. The average balance of interest-bearing deposit accounts increased $319.9 million, or 84.2%, during the nine months ended September 30, 1997 compared to 1996. Average interest-bearing liabilities increased 99.3%, from $477.9 million to $952.7 million. These increases also primarily resulted from the acquisition of County which contributed $443.8 million (including acquisition related debt) to the increase in average interest-bearing liabilities and $303.4 million to the increase in total interest-bearing deposits.

         The Company's cost of funds increased to 5.04% for the nine months ended September 30, 1997 compared to 4.75% for the same period of 1996, primarily due to a higher cost of funds associated with County's interest-bearing liabilities. The cost of funds was also affected by higher borrowing levels relative to total interest-bearing liabilities, as well as the continued shift by customers into higher yielding certificates of deposit.

         Provision for Possible Loan Losses. The provision for possible loan losses was $919,000 for the nine months ended September 30, 1997, compared to $926,000 for the nine months ended September 30, 1996 and was considered sufficient to maintain the Company's allowance for possible loan losses at an adequate level.

         Non-Interest Income. Total non-interest income was $5.6 million for the nine months ended September 30, 1997, compared to $4.6 million for the nine months ended September 30, 1996. Fee and other income contributed by County to the 1997 results totaled $1.2 million, compared to $101,000 in 1996. This increase was offset by a $430,000 decrease in gains on sales of SBA loans. During the nine months ended September 30, 1997, the Company sold approximately $11.2 million of the guaranteed portion of its SBA loan originations in the secondary market compared to $12.3 million in the first nine months of 1996, realizing gains of $1.1 million in 1997, compared to gains of $1.5 million in 1996. In addition, the Company sold $6.7 million of the guaranteed portion of commercial real estate loans originated under the Farmers B&I program, realizing gains of $299,000 in the first nine months of 1997. Also, in 1997, servicing fee income associated with SBA loans was reduced $546,000 for additional amortization of capitalized servicing assets due to prepayments of the underlying loans (see also Interest Income above regarding additional accretion of related discounts). At September 30, 1997, unamortized capitalized servicing assets related to SBA loans totaled $2.1 million while discounts associated with the retained portion of SBA loans totaled $1.6 million.

         Customer service fees, representing service charges on deposits and fees from other banking services, increased 11.6% for the nine months ended September 30, 1997, to $1.5 million, from $1.3 million for the comparable period of 1996. This increase resulted from fee income of $129,000 contributed by County to the 1997 results, compared to $17,000 in 1996, as well as from higher fee structures. Trust income increased 26.1% to $1.3 million in 1997, from $1.1 million in 1996. Growth in trust and custodian fees resulted primarily from the expansion of the customer base, product offerings, and higher asset values. The $208,000 increase in other income to $892,000 in 1997 compared to $684,000 in 1996 resulted from other fee income of $519,000 added by County in 1997 compared to $71,000 in 1996 and increases in ATM and credit card fee income, offset in part by a $523,000 decrease in SBA service fee income caused by the additional amortization of servicing fee assets, previously discussed.

         Non-Interest Expense. Total non-interest expense, excluding non-recurring charges totaling $2.6 million, increased $7.8 million to $20.0 million for the nine months ended September 30, 1997, compared to $12.2 million for the nine months ended September 30, 1996. Excluding expenses of $8.1 million that were added by or resulted from the acquisition of County in 1997 compared to $1.4 million in 1996, non-interest expenses increased $1.1 million, or 10.0%, during the first nine months of 1997 compared to the same period in 1996. This increase generally resulted from expansion of the Company's operating activities over the past year. For the nine months ended September 30, 1997, the Company's efficiency ratio was 56.1%, compared to 59.0% for the nine months ended September 30, 1996.

         Salaries and employee benefits accounted for approximately 54.1% of total non-interest expense, for the nine months ended September 30, 1997 compared to 53.3% in 1996. The average full time equivalent staff was 360 in 1997 compared to 254 in 1996. Excluding salary and employee benefits expense of $3.3 million added by County, such expenses increased $971,000, or 16.7% as a result of market expansion and new product offerings.

         Net occupancy expense increased 168.2% to $1.6 million for the first nine months of 1997 from $726,000 for the first nine months of 1996. This increase resulted primarily from $956,000 of expenses added by County in 1997 compared to $131,000 in 1996.

         Furniture, fixtures and equipment expense increased $154,000, or 43.0% for the nine months ended September 30, 1997. In addition to $163,000 of expenses added by County in 1997 compared to $38,000 in 1996, the increase in furniture and equipment expense was due principally to higher depreciation and repairs and maintenance costs.

         Data processing expense increased $225,000, or 39.7%, for the nine months ended September 30, of 1997. In addition to $235,000 of expenses added by County in 1997 compared to $37,000 in 1996, higher costs in 1997 resulted from the expansion of technology throughout the Company to enhance customer service, increase efficiencies and improve information management systems.

         Taxes other than income taxes increased $267,000, or 54.0%, for the first nine months 1997 compared to the same period in 1996. This increase resulted primarily from $323,000 of expenses added by County in 1997 compared to $48,000 in 1996.

         Excluding the special SAIF assessment in 1996, Federal deposit insurance expense increased $98,000 to $282,000 in 1997 from $184,000 in 1996 as a result of $221,000 of expense added by County in 1997 compared to $124,000 in 1996.

         Amortization of goodwill and other intangible assets resulting from the application of purchase accounting in connection with the County acquisition totaled $1.2 million during the first nine months of 1997 compared to $180,000 in 1996.

         Excluding $1.0 million of expenses added by County in 1997 compared to $150,000 in 1996, other non-interest expenses were $3.1 million during the nine months ended September 30, 1997 compared to $3.3 million during the same period in 1996, reflecting management's efforts to control costs.

         Provision for Income Taxes. The Company's provision for Federal income taxes was $4.1 million, or 33.8% of pretax income, for the nine months ended September 30, 1997 compared to $2.0 million, or 42.7% of pretax income, for the nine months ended September 30, 1996. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans and the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense.

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

         Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as "other real estate owned" until such time as it is sold or otherwise disposed of. The Company owned $640,000 of such property at September 30, 1997 and $554,000 at September 30, 1996. All other real estate owned at September 30, 1997 and 1996 was held by County.

         Non-performing loans totaled $2.9 million, or 0.37% of total loans, at September 30, 1997, compared to $1.8 million, or 0.25% of total loans, at September 30, 1996. The increase in non-performing loans of $1.1 million from September 30, 1996 was attributed to general increases in the levels of non-performing loans in all loan categories when compared to the relatively lower levels that existed at September 30, 1996. At September 30, 1997, $2.1 million of non-performing loans were collateralized by real estate compared to $926,000 at September 30, 1996. Non-performing assets totaled $3.5 million, or 0.31% of total assets at September 30, 1997, compared to $2.3 million, or .23% of total assets at September 30, 1996. Management of the Company is aware of three commercial loans to one borrower with an aggregate outstanding balance totaling $513,000, not disclosed in the table below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms. Management believes that adequate reserves have been allocated to these loans to cover any potential charge-off that may result from the borrower's inability to repay the loans. The following is an analysis of the composition of non-performing assets:

                                                           SEPTEMBER 30,
                                                      1997               1996
                                                      -----------------------
                                                       (DOLLARS IN THOUSANDS)

Non-accrual loans                                   $ 1,208            $ 1,077
Accruing loans 90 days or more past due               1,659                704
                                                    -------            -------
Total non-performing loans                            2,867              1,781
Other real estate owned                                 640                554
                                                    -------            -------
Total non-performing assets                         $ 3,507            $  2,335
                                                    =======            ========

Non-performing loans to total loans                    0.37%               0.25%
Non-performing assets to total assets                  0.31%               0.23%

         Non-performing loans considered to be impaired under Statement of Financial Accounting Standards No. 114 at September 30, 1997 and the related effects on earnings during the periods presented were not material.

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

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER  30,                     SEPTEMBER 30,
                                                         --------------                     -------------
                                                      1997             1996             1997              1996
                                                    ---------        ---------        ---------        ---------
                                                                          (In Thousands)
Balance at beginning of period                      $   6,937        $   3,544        $   6,599        $   3,307
Provision charged to expense                              304              316              919              926
Addition from acquisition                                --              2,861             --              2,861
Loans charged-off                                        (271)            (267)            (853)            (763)
Recoveries of loans previously
  charged off                                             166               78              471              201
                                                    ---------        ---------        ---------        ---------
Balance at end of period                            $   7,136        $   6,532        $   7,136        $   6,532
                                                    =========        =========        =========        =========

Loans outstanding at end of period                  $ 772,280        $ 709,616              N/A              N/A
Average loans outstanding                           $ 764,245        $ 507,104        $ 746,721        $ 354,899

Allowance as a percentage of loans outstanding           0.92%             .92%             N/A              N/A

Net charge-offs to average loans (annualized)            0.05%            0.15%            0.07%            0.21%
Allowance for possible loan losses to
 nonperforming loans                                    248.9%           366.8%             N/A              N/A

         The allowance for possible loan losses totaled $7.1 million at September 30, 1997, representing .92% of total loans, compared to $3.6 million at September 30, 1996, or .92% of total loans. Charge-offs represent the amount of loans actually removed as earning assets from the balance sheet due to uncollectibility. Amounts recovered on previously charged-off assets are netted against charge-offs, resulting in net charge-offs for the period. Net loan charge-offs for the three months and nine months ended September 30, 1997 were $105,000 and $382,000, respectively, compared to net charge-offs of $189,000 and $562,000, respectively, for the same periods in 1996. Charge-offs have been made in accordance with the Company's standard policy and have occurred primarily in the commercial and consumer loan portfolios.

         The allowance for possible loan losses as a percentage of non-performing loans ("coverage ratio"), was 248.9% at September 30, 1997, compared to 366.8% at September 30, 1996. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the adequacy of the allowance by management. The decrease in the coverage ratio at September 30, 1997 compared to September 30, 1996 primarily reflects the relatively lower level of non-performing loans at September 30, 1996. Also, the increase in non-performing loans primarily consisted of loans collateralized by real estate. Total non-performing loans as a percentage of total loans remained a relatively low 0.37% of total loans at September 30, 1997.

COMPARISON OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996 FINANCIAL CONDITION

         Total assets amounted to $1.12 billion at September 30, 1997, compared to $1.06 billion at December 31, 1996, an increase of $62.7 million, or 5.9%.

         Total investment securities decreased by $12.2 million to $272.4 million, primarily as a result of the sale of approximately $11.2 million of securities during the second quarter of 1997. The Company's general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its investment securities as available-for-sale. At September 30, 1997, 84.7% of the total investment portfolio was classified as available-for-sale, while those securities which the Company intends to hold to maturity represented the remaining 15.3%. This compares to 83.6% and 16.4% classified as available-for-sale and held to maturity, respectively, at December 31, 1996.

         Total loans increased $50.4 million to $772.3 million at September 30, 1997. This increase reflects management's emphasis on increasing earning assets and earning asset yields with the loan portfolio. Increases in purchased loans (secured primarily by first mortgages on residential property) represented $42.8 million of the increase in total loans.

         Premises and equipment increased slightly from $8.0 million to $8.5 million at September 30, 1997, relating primarily to ATM installations and other improvements at County's branches.

         Total deposits increased to $776.0 million at September 30, 1997 from $732.7 million at December 31, 1996. The Company continues to emphasize growth in its existing retail deposit base provided incremental deposit growth is cost effective compared to alternative funding sources. Also, the Company has obtained $30.0 million of public funds deposits at an effective cost of approximately 25 basis points less than alternative short term borrowing costs. Total interest-bearing deposits accounted for 93.3% of total deposits at September 30, 1997, compared to 92.3% at December 31, 1996.

         Total borrowings increased $14.7 million to $251.3 million at September 30, 1997, compared to $236.6 million at December 31, 1996. This increase resulted primarily from funding needs associated with increases in the loan portfolio.

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

         The Company's principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB as well as other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. The investment portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $230.6 million were classified as available-for-sale as of September 30, 1997, representing 84.7% of the total investment portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity.

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

         Shareholders' equity at September 30, 1997 was $83.5 million, compared to prior year-end shareholders' equity of $77.9 million, an increase of $5.6 million. This increase resulted from the retention of earnings, net of dividends paid of $3.1 million, and the change in unrealized gains on available-for-sale securities from a net gain of $304,000 at December 31, 1996 compared to a net gain of $1.1 million at September 30, 1997. This change in the effect on equity was attributed to decreases in interest rates from year end 1996.

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

         Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At September 30, 1997, the Company had a total risk-based capital ratio of 11.18% of which 10.14% consisted of Tier 1 capital. The leverage ratio for the Company at September 30, 1997, was 6.33%.

         Cash dividends declared to shareholders of the Company totaled $3.1 million, or $0.78 per share, during the first nine months of 1997. This compares to dividends of $2.5 million, or $0.75 per share, for the same period in 1996. Cash dividends paid as a percentage of net income amounted to 38.6% and 71.8% for the nine months ended September 30, 1997 and 1996, respectively.

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

         The Company has conducted a review of its more significant data processing systems to identify the applications that could be affected by the start of a new century (the Year 2000 Issue). During 1996, the Company's subsidiary, the First National Bank of Zanesville, converted to a new core data processing software system. The Company currently plans to convert County to this system during 1998 and Bellbrook Community Bank during 1998 or 1999. Based upon these conversions as well as the Company's aforementioned review of system applications, the Year 2000 Issue is not expected to pose significant operational problems for the Company. In addition, the Company is in the process of reviewing its ancillary systems for potential problems that could occur as a result of the Year 2000 Issue as well as developing procedures for identifying potential problems that the Company's borrowers may experience. Consideration is also being given to providing assistance to such borrowers in addressing the Year 2000 Issue.

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

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits on Item 601 of Regulation S-K

         Exhibit 3(a) - Articles of Incorporation, as amended (incorporated by reference to Exhibit 3(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

         Exhibit 3(b) - Code of Regulations, as amended (incorporated by reference to Exhibit 3(b) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

         Exhibit 11: Computation of Per Share Earnings

                                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                   SEPTEMBER  30,                          SEPTEMBER  30,
                                                                   --------------                          --------------
                                                                1997             1996                 1997               1996
                                                              --------------------------------------------------------------------
         Gross Weighted Average Common
           Shares Outstanding                                 4,033,919        3,544,676            4,033,919           3,205,436
         Weighted Average Treasury
           Shares Outstanding                                    53,604           57,726               52,930              59,948
                                                              ---------        ---------          -----------         -----------
         Net Weighted Average Common
           Shares Outstanding                                 3,980,315        3,486,950            3,980,989           3,145,488
                                                              =========        =========          ===========         ===========
         Net Income                                           2,724,000        $  46,000          $ 8,034,000         $ 3,453,000
                                                              =========        =========          ===========         ===========
         Net Income Per Common Share                          $    0.68        $    0.01          $      2.02         $      1.10
                                                              =========        =========          ===========         ===========



         (b) Exhibit 27: Financial Data Schedule

         (c) Reports on Form 8-K      - None -

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BancFirst Ohio Corp.

                                         (Registrant)
Date:    November 12, 1997      (Signed) /s/ Gary N. Fields
                                ----------------------------------------------------
                                         Gary N. Fields
                                         President and
                                         Chief Executive Officer

Date:    November 12, 1997      (Signed) /s/ Kim M. Taylor
                                -----------------------------------------------------
                                         Kim M. Taylor
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial and Accounting Officer)