Form 10-K
period 1997-12-31
BANCFIRST OHIO CORP
filed 1998-03-16
CIK 868572

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                           Commission file number
    December 31, 1997                                      0-18840
    -----------------                                      -------

                              BancFirst Ohio Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                   31-1294136
---------------------------------         -----------------------------------
  (State or other jurisdiction            (I.R.S. employer identification No.)
of incorporation or organization)


          422 Main Street
          Zanesville, Ohio                                    43701
----------------------------------------              ---------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code (614) 452-8444.
                                                   ---------------

Securities registered pursuant to section 12 (b) of the Act:

                                              Name of each exchange
Title of each class                            on which registered
-------------------                           ---------------------
       None                                          None



Securities registered pursuant to Section 12 (g) of the Act:


                  Title of each class
---------------------------------------------------------

               Common Stock, no par value
---------------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                               Page 1 of 65 Pages
                        Exhibit Index Appears on Page 63

     As of March 2, 1998 the approximate aggregate market value of the voting stock beneficially owned by non-affiliates of the registrant was $131,892,000 computed on the basis of $47.00 per share, the closing sales price on the NASDAQ-National Market on March 2, 1998. On that date, 3,982,952 shares of Common Stock, no par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, pursuant to Regulation 14A, are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this annual report.

                               TABLE OF CONTENTS

PART I                                                                     Page(s)
------                                                                     -------
Item 1 -      Business........................................................   4
Item 2 -      Properties......................................................  15
Item 3 -      Legal Proceedings...............................................  18
Item 4 -      Submission of Matters to a Vote of
                    Security Holders..........................................  18

PART II

Item 5 -      Market for Registrant's Common Equity and
                    Related Stockholder Matters...............................  19
Item 6 -      Selected Financial Data.........................................  20
Item 7 -      Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations................................................  21
Item 8 -      Financial Statements and Supplementary Data.....................  35
Item 9 -      Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure....................  60

PART III

Item 10 -     Directors and Executive Officers of the
                    Registrant................................................  60
Item 11 -     Executive Compensation..........................................  60
Item 12 -     Security Ownership of Certain Beneficial
                    Owners and Management.....................................  60
Item 13 -     Certain Relationships and Related
                    Transactions..............................................  60
PART IV

Item 14 -     Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K...................................  61

Signatures....................................................................  62

ITEM 1:  BUSINESS

GENERAL

     The Company, a registered bank and savings and loan holding company organized under the laws of the State of Ohio, conducts a full-service commercial and retail banking business through its wholly-owned subsidiary banks and savings and loan association (collectively referred to as "Banking Subsidiaries"), The First National Bank of Zanesville ("FNB"), Bellbrook Community Bank ("Bellbrook") and County Savings Bank ("County"). County was acquired on August 14, 1996. At December 31, 1997, the Company had total assets of $1.08 billion, total deposits of $747.0 million and shareholders' equity of $85.3 million.

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

     Management believes it has been successful in implementing its strategy. In 1992, FNB acquired a $30.6 million branch of a savings and loan association in Dresden, Ohio. Also in 1992, FNB opened the first of four small business lending centers which serve small businesses and specialize in loans guaranteed by the U.S. Department of Commerce, Small Business Administration ("SBA"). During 1997, FNB was the largest originator of SBA 7(a) loans in Ohio and was awarded the designation of Preferred Lender by the SBA. Currently, FNB has small business lending centers located in Akron, Cleveland, Columbus, Cincinnati and Dayton, Ohio and Detroit, Michigan. The Company's 1995 acquisition of Bellbrook provided access to the Dayton metropolitan market. In July 1996, FNB opened its first supermarket office, located in Reynoldsburg, Ohio. Finally, on August 14, 1996, the Company acquired County which had total assets of approximately $554 million. The Company's strategic direction has culminated in over $700 million of asset growth since December 31, 1991, an increase in excess of 250%.

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

     Under the risk-based capital standard, the minimum consolidated ratio or total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) required by the FRB for bank holding companies, such as the Company, is currently 8%. At least one-half of the total capital must be composed of common equity, retained earnings, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain items such as goodwill and certain other intangible assets ("Tier 1 capital"). The remainder may consist of qualifying hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier 1 capital and a limited amount of loan and lease loss reserves ("Tier 2 capital"). As of December 31, 1997, the Company's Tier 1 and total capital to risk-adjusted assets ratios were 10.4% and 11.3%, respectively.

     In addition to the risk-based standard, the Company is subject to minimum leverage ratio guidelines. The leverage ratio is defined to be the ratio of a bank holding company's Tier 1 capital to its total consolidated quarterly average assets less goodwill and certain other intangible assets (the "Leverage Ratio"). These guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies that have the highest supervisory rating. All other bank holding companies must maintain a minimum Leverage Ratio of at least 4% to 5%. Neither the Company nor any of the Banking Subsidiaries has been advised by the appropriate federal banking regulator of any specific Leverage Ratio applicable to it. As of December 31, 1997, the Company's Leverage Ratio was 6.5%.

     The Banking Subsidiaries are also subject to capital requirements substantially similar to those imposed by the FRB on bank holding companies. As of December 31, 1997, each of the Banking Subsidiaries had capital in excess of the foregoing minimum regulatory capital requirements.

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

     At least 50% of a thrift's risk-based capital requirement must be met with Core Capital, or "Tier 1," while the remainder may be met with supplementary, or "Tier 2 Capital." Tier 2 Capital generally includes the allowance for loan and lease losses, certain cumulative perpetual preferred stock, certain hybrid debt-equity instruments and qualifying subordinated debt. The risk-based capital regulations require the inclusion of 100% of the principal amount of mortgage loans sold with recourse ("recourse servicing") for purposes of calculating risk-weighted assets. The assets are then to be included in the appropriate risk-weighted category based on the requirements of the regulation for mortgage loans. At December 31, 1997, County had Tangible Capital and Core Capital equal to 6.88% of adjusted total assets, and risk-based capital equal to 11.68% of total risk-adjusted assets.

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

     The federal financial institution regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the total capital ratio, Tier 1 capital ratio and the Leverage Ratio. Under the regulations, a national bank will be: (i) "well capitalized" if it has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a Leverage Ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater and a Leverage Ratio of 4% or greater (3% in certain circumstances) and is not "well capitalized," (iii) "undercapitalized" if it has a total capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% or a Leverage Ratio of less than 4% (3% in certain circumstances); (iv) "significantly undercapitalized" if it has a total capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a Leverage Ratio of less than 3%; and (v) "critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets. In addition, a depository institution's primary federal regulatory agency is authorized to downgrade the depository institution's capital category to the next lower category upon a determination that the depository institution is an unsafe or unsound condition or is engaged in an unsafe or unsound practice. An unsafe or unsound practice can include receipt by the institution of a less than satisfactory rating on its most recent examination with respect to its asset quality, management, earnings, or liquidity. As of December 31, 1997, both FNB and Bellbrook had capital levels that qualify them as "well capitalized" under such regulations. County is also "well capitalized" under OTS standards.

     The banking agencies are permitted to establish, on an institution by institution basis, individualized minimum capital requirements exceeding the general requirements described above. Failure to meet the capital guidelines described above could subject an insured bank to a variety of sanctions, including asset growth restrictions and termination of deposit insurance by the FDIC.

     The FDI Act generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be "undercapitalized." "Undercapitalized" depository institutions are subject to limitations on, among other things, asset growth; acquisition; branching; new business lines; acceptance of brokered deposits; and borrowings from the Federal Reserve System and are required to submit a capital restoration plan. The federal bank regulatory agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lessor of (i) an amount equal to 5% of the depository institution's total assets at the time it became "undercapitalized," and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.

     The OTS is permitted to establish, on an institution by institution basis, individualized minimum capital requirements exceeding the general requirements described above. Failure to meet the capital guidelines described above could subject an insured thrift to a variety of sanctions, including asset growth restrictions and termination of deposit insurance by the FDIC.


QUALIFIED THRIFT LENDER ("QTL") TEST

     Except in certain cases, HOLA requires savings associations to meet a QTL test to avoid certain restrictions on their operations. Most savings associations are required to maintain 65% of their "portfolio assets" (total assets minus goodwill, intangibles, property used to conduct business and liquid assets up to 20% of assets) in "qualified thrift investments" (primarily loans and other investments related to residential real estate together with certain other assets). A savings institution's failure to meet the QTL test may result in: (i) limitations on new investments and activities; (ii) imposition of branching restrictions; (iii) loss of FHLB borrowing privileges; and (iv) limitations on the payments of dividends.

RECENT DEVELOPMENTS

     As a result of the Deposit Insurance Funds Act of 1996, the Secretary of the Treasury is to review recommendations for the establishment of a common charter for banks and savings associations. Accordingly, County may be required to convert its state savings association charter to either a national bank charter, a state depository institution charter, or a newly designed charter. If such a recommendation is enacted into law, the Company will no longer be regulated at the holding company level by the OTS.

     On February 12, 1998, FNB filed an application with the Office of the Comptroller of the Currency to merge County and Bellbrook under the national bank charter of FNB. Following this merger, if approved, County and Bellbrook will cease to exist and the Company will no longer be subject to regulation by the OTS or State of Ohio, Division of Financial Institutions.

LENDING PRACTICES

     Loan Portfolio Composition. In accordance with its lending policies, the Company strives to maintain a diversified loan portfolio. The following table sets forth in dollar amounts the composition of the Company's loan portfolio for the past five years:

                                                                     DECEMBER 31,
                                         ---------------------------------------------------------------------
                                           1997           1996            1995          1994            1993
                                         ---------      ---------      ---------      ---------      ---------
                                                                     (IN THOUSANDS)
Residential mortgage                     $ 363,333      $ 337,911      $ 105,604      $ 100,963      $  92,036
Construction mortgage                        9,215          7,716          2,859          1,232          1,695
Commercial, financial and industrial       302,098        299,630        107,015        103,415         90,268
Consumer                                    86,381         76,598         53,340         42,333         28,084
                                         ---------      ---------      ---------      ---------      ---------
  Total loans                              761,027        721,855        268,818        247,943        212,083
Allowance for
  possible loan
  losses                                    (6,617)        (6,599)        (3,307)        (3,095)        (3,007)
                                         ---------      ---------      ---------      ---------      ---------
Net loans                                $ 754,410      $ 715,256      $ 265,511      $ 244,848      $ 209,076
                                         =========      =========      =========      =========      =========

     The Company's loan portfolio totaled $754.4 million at December 31, 1997, representing 69.8% of total assets. At December 31, 1996, 1995 and 1994, the Company's loan portfolio represented 67.7%, 55.7% and 57.0% of total assets, respectively. Residential mortgages outstanding at December 31, 1997 represented 47.7% of the Company's total loans. As of December 31, 1997, the Company's outstanding commercial loans represented 39.7% of total loans and the Company's outstanding consumer loans constituted 11.4% of total loans.

     Residential mortgage. The Company originates loans secured by first lien mortgages on single-family residences located mainly in its market areas. The Company originates adjustable and fixed-rate products with a maturity of up to 30 years, although these loans may be repaid over a shorter period due to prepayments and other factors. These loans generally have a maximum loan to value ratio of 80%, although this ratio could go to 100% under certain circumstances. The Company primarily retains adjustable-rate loans, and the associated servicing, in its portfolio.

     The adjustable-rate mortgages currently offered by the Company have interest rates which adjust, on the applicable anniversary date of the loan, or on the loan's three, five, or seven-year anniversary, subject to annual and term limitations. Rates are generally based upon an index tied to the weekly average yield on U.S. Treasury securities (adjusted to a constant maturity), as made available by the FRB, plus a margin.

     The acquisition of County enhanced the Company's secondary marketing function and provided the Company with the opportunity to offer fixed-rate mortgage products while limiting the interest rate risk inherent in maintaining a large portfolio of long-term, fixed-rate assets. The Company sells loans in the secondary market on both a servicing retained and servicing released basis. At December 31, 1997, residential mortgage loans totaled $363.3 million, or 47.7% of total loans.

     Construction mortgage. The Company originates loans to construct commercial real estate properties and to construct single-family residences. For owner occupied commercial construction properties, the maximum loan to value ratio is generally 75%. For non-owner occupied commercial construction properties, the maximum loan to value ratio is generally 70%. For residential construction properties, the guidelines for residential mortgages apply. All construction loans are secured by first lien mortgages. These construction lending activities generally are limited to the Company's primary market area. At December 31, 1997, construction loans totaled $9.2 million, or 1.2% of total loans.

     Commercial. The Company originates commercial loans for various business purposes including the acquisition and refinancing of commercial real estate. Such loans are originated for commercial purposes or secured by commercial real estate. The majority of the Company's commercial real estate loans are secured by first liens on owner-occupied properties, a majority of which is located in the Company's primary market areas. The Company's underwriting policy for commercial real estate loans generally requires that the ratio of the loan amount to the value of the collateral cannot exceed 75%. At December 31, 1997, the Company's largest commercial loan had a principal balance of $6.8 million.

     The Company is active in the SBA Section 7(a) lending program. Under this program, a portion of qualifying loans (typically 75%) is guaranteed by the SBA. The SBA guaranteed loans are adjustable-rate loans made at prime rate plus a margin. The Company also originates loans under the Farmer's Home Administration Business and Industry (Farmer's B&I) and other government guarantee programs. The Company generally sells the guaranteed portions of originated loans through these programs while retaining the rights to service these loans. At December 31, 1997, the guaranteed portion of loans that were held-for-sale totaled $4.6 million.

     Management continues to seek growth opportunities in small business lending. To date, the Company's small business lending centers in the Columbus and Cleveland market areas have produced strong results. The Columbus location is the center for the Company's small business lending operations. A small business lending center was opened in Akron, Ohio during the second quarter of 1996, and an additional small business lending center was established in Dayton, Ohio in July 1996. During 1997 additional offices were established in the Cincinnati, Ohio and Detroit, Michigan areas. In determining future activities in this area, management continually assesses the uncertainties that exist surrounding government programs, including the SBA, due to scrutiny by the United States Congress.

     Consumer. The Company originates consumer loans which are primarily for personal, family or household purposes, in order to offer a full range of financial services to its customers. At December 31, 1997, the Company's consumer loans amounted to $86.4 million, or 11.4% of total loans.

     The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Home equity loans are secured by first or second lien mortgages. The maximum loan to value ratio for first lien mortgages is generally 90%. Home equity loans that are secured by second lien mortgages generally have a loan to value ratio of at least 80% when added to the balance of the first lien mortgage.

     At December 31, 1997, 62.8% of the Company's consumer loans consisted of direct and indirect loans to finance the purchase of new and used automobiles and the remainder of the consumer loans consisted of loans for various other individual purposes. The targeted loan to value ratio for loans secured by new and used automobiles is 80%. Depending on market conditions and customer credit ratings, the Company may lend up to a 100% loan to value ratio.

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

     The following table sets forth the allocation of the Company's allowance for possible loan losses for each of the periods presented:


                                                                    DECEMBER 31,
                       ----------------------------------------------------------------------------------------------------------
                               1997                 1996                 1995                  1994                  1993
                       --------------------  -------------------- --------------------  --------------------  -------------------
                                  PERCENT              PERCENT               PERCENT               PERCENT               PERCENT
                                  OF                   OF                    OF                    OF                    OF
                                  LOANS TO             LOANS TO              LOANS TO              LOANS TO              LOANS TO
                       ALLOWANCE  TOTAL      ALLOWANCE TOTAL      ALLOWANCE  TOTAL      ALLOWANCE  TOTAL      ALLOWANCE  TOTAL
                       ---------  ---------  --------- --------   ---------  --------   ---------  --------   ---------  --------
                                                              (DOLLARS IN THOUSANDS)
Residential mortgage      $1,120     47.7%   $1,392      46.8%   $  117      39.3%       $  196      40.7%   $  183     43.4%
Construction mortgage         24      1.2        24       1.1        --       1.1            --       0.5        --      0.8
Commercial                 2,830     39.7     2,704      41.5     3,164      39.8         1,822      41.7     2,086     42.6
Consumer                   2,643     11.4     2,479      10.6        26      19.8         1,077      17.1       738     13.2
                          ------    -----    ------     -----    ------     -----        ------     -----    ------    -----
TOTAL                     $6,617    100.0%   $6,599     100.0%   $3,307     100.0%       $3,095     100.0%   $3,007    100.0%
                          ======    =====    ======     =====    ======     =====        ======     =====    ======    =====

     The increase in the allowance for possible loan losses at December 31, 1996, compared to 1995, resulted primarily from the addition of County's allowance at the time of acquisition. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Loan maturities and repricing periods of the loan portfolio at December 31, 1997 were as follows:

                                   WITHIN      ONE TO          AFTER
                                    ONE          FIVE          FIVE
                                    YEAR        YEARS          YEARS        TOTAL
                                   ------      ------          -----        -----
                                                    (IN THOUSANDS)
Residential mortgage               $220,979     $ 71,197     $ 71,157     $363,333
Construction mortgage                 8,922          293           --        9,215
Commercial and Consumer             198,494      146,158       43,827      388,479
                                   --------     --------     --------     --------
                                   $428,395     $217,648     $114,984     $761,027
                                   ========     ========     ========     ========
Loans due after one year with:
  Floating rates                                                          $150,919
  Predetermined rates                                                     $181,713

INVESTMENT SECURITIES

     The Company's investment strategy is to manage the portfolio to include interest rate sensitive assets to reduce interest rate risk against interest rate sensitive liabilities. The portfolio is also structured to generate cash flows and, coupled with the readily marketable nature of such assets, it serves as a secondary source of liquidity to accommodate heavy loan demand, as well as deposit withdrawals. Subject to various government regulatory restrictions, banks and savings and loan associations may own direct obligations of the U.S. Treasury, federal agency securities, bank-qualified tax-exempt securities (including those issued by states and municipalities), certificates of deposit and time deposits, bankers' acceptances, commercial paper, corporate bonds, and mortgage-backed and asset-backed securities and related products.

     The following table sets forth certain information relating to the Company's investment securities portfolio.

                                                                OBLIGATIONS
                                                   OTHER U.S.  OF STATE AND    MORTGAGE-
                                          U.S.     GOVERNMENT    POLITICAL       BACKED                                  YIELD
                                        TREASURY    AGENCIES   SUBDIVISIONS    SECURITIES   OTHER        TOTAL           (FTE)
                                        --------    --------   ------------    ----------   -----        -----           -----
                                                                       (DOLLARS IN THOUSANDS)
DECEMBER 31, 1997
SECURITIES AVAILABLE-FOR-SALE:
Maturity/Repricing
 Within one year                        $ 2,310      $    --      $ 1,688     $ 64,165     $ 9,670      $ 77,833         6.77%
 After one through five years               258           --        5,979       91,006       4,264       101,507         6.95%
 After five through ten years                --        7,145        7,163       12,628       6,096        33,032         7.07%
 After ten  years                            --        5,609        2,130       15,170       1,017        23,926         7.06%
                                        -------      -------      -------     --------     -------      --------
Total carrying value                    $ 2,568      $12,754      $16,960     $182,969     $21,047      $236,298
                                        =======      =======      =======     ========     =======      ========
Yield (FTE)                                5.92%        7.14%        7.65%        6.86%       6.82%         6.92%
Average maturity (in years)                 .61         9.81         6.03         6.44       11.78          7.01
Securities held-to-maturity:
Maturity/Repricing
 Within one year                        $    --      $    --      $   585     $  3,692     $ 1,879      $  6,156         8.57%
 After one through five years                --           --        3,313       10,554         743        14,610         8.02%
 After five through ten years                --           --        1,895        6,947          --         8,842         8.08%
 After ten years                             --           --           --        5,609           6         5,615         8.19%
                                        -------      -------      -------     --------     -------      --------
Total carrying value                    $    --      $    --      $ 5,793     $ 26,802     $ 2,628      $ 35,223
                                        =======      =======      =======     ========     =======      ========
Fair value                                   --           --        5,967       28,048       2,630        36,645
Yield (FTE)                                  --           --         7.15%        8.20%       9.96%         8.16%
Average maturity (in years)                  --           --         4.29         6.19        3.42          5.68

DECEMBER 31, 1996
SECURITIES AVAILABLE-FOR-SALE:
Maturity/Repricing:
 Within one year                        $ 9,793      $    --      $   901     $ 48,200     $ 8,491      $ 67,385         6.56%
  After one through five years            2,088          553        6,775       97,382          --       106,798         6.89%
  After five through ten years               --        6,920        5,507       17,188       4,988        34,603         6.80%
  After ten years                            --        4,955        3,118       19,902       1,016        28,991         6.97%
                                        -------      -------      -------     --------     -------      --------
Total carrying value                    $11,881      $12,428      $16,301     $182,672     $14,495      $237,777
                                        =======      =======      =======     ========     =======      ========
Yield (FTE)                                7.14%        7.34%        7.69%        6.71%       6.15%         6.79%
Average maturity (in years)                 .71        10.35         6.20         7.47        8.14          7.14
Securities held-to-maturity:
Maturity/Repricing:
  Within one year                       $    --      $ 1,999      $   475     $  3,846     $    --      $  6,320         7.59%
  After one through five years               --           --        4,782       11,868          50        16,700         8.12%
  After five through ten years               --           --        3,797        9,247          --        13,044         8.00%
  After ten years                            --           --           --       10,729           6        10,735         8.09%
                                        -------      -------      -------     --------     -------      --------
Total carrying value                    $    --      $ 1,999      $ 9,054     $ 35,690     $    56      $ 46,799
                                        =======      =======      =======     ========     =======      ========
Fair value                                   --        2,000        9,163       36,431          58        47,652
Yield (FTE)                                  --         6.55%        8.01%        8.09%       8.00%         8.01%
Average maturity (in years)                  --          .50         4.91         7.73        4.00          6.87

DECEMBER 31, 1995
SECURITIES AVAILABLE-FOR-SALE:
Maturity/Repricing:
  Within one year                       $ 8,526      $ 7,323      $   597     $    861     $    --      $ 17,307         6.96%
  After one through five years            9,777        1,025        6,773       79,059          --        96,634         6.72
  After five through ten years               --        3,042        8,023       22,346       4,320        37,731         6.78
  After ten years                            --           --        2,455       14,777         956        18,188         7.09
                                        -------      -------      -------     --------     -------      --------
Total carrying value                    $18,303      $11,390      $17,848     $117,043     $ 5,276      $169,860
                                        =======      =======      =======     ========     =======      ========
Yield (FTE)                                7.20%        7.15%        7.59%        6.66%       5.02%         6.80%
Average maturity (in years)                1.09         5.80         5.96         5.41       21.80          5.54

                                                            OBLIGATIONS
                                              OTHER U.S.   OF STATE AND    MORTGAGE-
                                     U.S.     GOVERNMENT     POLITICAL       BACKED                                  YIELD
                                   TREASURY    AGENCIES    SUBDIVISIONS    SECURITIES        OTHER      TOTAL        (FTE)
                                   --------    --------    ------------    ----------        -----      -----        -----
                                                                 (DOLLARS IN THOUSANDS)
SECURITIES HELD-TO-MATURITY:
MATURITY:
  Within one year                  $    --           $ --        $  991          $ 11       $   --     $1,002        8.27%
  After one through five years          --            400         1,954            35           --      2,389        7.55
  After five through ten years          --             --         4,926            43           --      4,969        7.64
  After ten years                       --             --            --            32           --         32        6.81
                                   -------         ------        ------          ----       ------     ------
Total carrying value               $    --         $  400        $7,871          $121       $   --     $8,392
                                   -------         ------        ------          ----       ------     ------
Fair value                         $    --         $  407        $8,006          $135       $   --     $8,548
Yield (FTE)                             --           7.76%         7.70%         6.81%          --       7.69%
Average maturity (in years)              -           4.75          5.05          4.90           --       5.03

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

     Maturities of the Company's time certificates of deposit of $100,000 or more outstanding at December 31, 1997 are summarized as follows:

                                                            AMOUNT
                                                        -------------
                                                        (IN THOUSANDS)
                      3 months or less                     $  63,728
                      3 through 6 months                      17,596
                      6 through 12 months                     22,627
                      Over 12 months                          29,007
                                                           ---------
                        Total                              $ 132,958
                                                           =========

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

EMPLOYEES

     At December 31, 1997, the Company had 412 employees, 337 of whom were full-time and 75 of whom were part-time. Full-time employees receive a comprehensive range of employee benefit programs and salaries that management considers to be generally competitive with those provided by other major employers in its market areas. None of the Company's employees is represented by any union or other labor organization, and management believes that its employee relations are good. The Company has never experienced a work stoppage.

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

2.        Bexley Office
          2585 East Main Street                   One story building acquired in 1977 with approximately 2,814 square
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

6.        Newark - 21st Street Office            One story building built in 1975 with approximately 1,600 square
          973 North 21st Street                  feet. This building is located on property that is subject to a
          Newark, OH 43055                       ground lease dated January 1, 1975 for a term of 99 years, with a 99 year renewal option. Monthly rental payments are $450.

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

The following locations are leased by FNB:

     The Sunrise Office, 80 Sunrise Center, Zanesville, Ohio , 43701, is a one story building built in 1980, containing 2,420 square feet. FNB is purchasing the land on a land contract basis. The original amount of the land contract was $75,000. The present balance of the land contract is $52,311, with monthly principal and interest payments of $903.

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

     The Cincinnati Loan Production Office, 4000 Executive Park Dr., Cincinnati, Ohio 45241, is leased office space in a building consisting of 652 square feet. The lease is for a term of three years commencing January 1, 1998, and expiring December 31, 2000, with monthly rental payments of $758.

     The Detroit Loan Production Office, 12900 Hall Rd., Sterling Heights, Michigan 48313, is leased space in a building consisting of 200 square feet. The lease is for a term of one year commencing December 2, 1997, and expiring December 2, 1998, with monthly rental payments of $600.

The following locations are leased by County:

     The Corporate offices (including the Capitol Square branch office), 66 South Third Street, Columbus, Ohio, 43215 is a two story building with a lower level with 15,000 square feet. The lease is for a term of five years commencing August 1993 followed by a series of five year renewal options aggregating 20 years. Minimum monthly rental payments are $ 15,122.

     The Granville office, 143 East Broadway, Granville, Ohio, 43023 is leased space in an office building consisting of 689 square feet. The lease is for a term of 10 years commencing January, 1983 followed by one 10 year renewal option. Minimum monthly rental payments are $901.

     The Chillicothe Loan Production office, 38 S. Paint Street, Chillicothe, OH 45601 is leased space in an office building consisting of 800 square feet. The lease is for a term of one year commencing September 1, 1997 and expiring September 1, 1998, with monthly rental payments of $ 500.

     The Operations Center, 7099 Huntley Road, Worthington, Ohio, 43085 is leased space in an office building consisting of 12,500 square feet. The lease is in the second of 3 two year renewal periods, with monthly rental payments of $5,200.


The aggregate annual rentals paid during the Company's last fiscal year does not exceed five percent of its operating expenses.


ITEM 3: LEGAL PROCEEDINGS

     There are no material pending legal proceedings against the Company, other than ordinary litigation incidental to its business. In the opinion of management, the ultimate resolution of these proceedings will not have a material effect on the financial position of the Company.

ITEM 4 - SUMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of security holders of the Company during the fourth quarter of 1997.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

                    QUARTERLY MARKET AND DIVIDEND INFORMATION

                                                  PER SHARE DATA
                                    1997                                       1996
                  ------------------------------------------ ------------------------------------------
                          MARKET PRICE                               Market Price
                  ---------------------------    CASH        ---------------------------    Cash
                      HIGH          LOW         DIVIDENDS        High          Low         Dividends
                  --------------------------- -------------- --------------------------- --------------
1st  Quarter           $  33.50     $  29.50      $ .26           $  35.50     $  29.50       $ .25
2nd  Quarter              39.25        32.50        .26              36.50        30.50         .25
3rd  Quarter              41.00        36.75        .26              32.00        27.25         .25
4th  Quarter              51.00        38.75        .27              32.00        28.25         .26


QUARTERLY MARKET AND DIVIDEND INFORMATION

     On April 30 1993, the Company's common stock commenced trading on the NASDAQ Stock Market under the symbol BFOH. The high and low market prices represent high and low sales prices for the Company's common stock as furnished to the Company by NASDAQ. There were 1,137 and 1,167 shareholders of the Company's common stock at December 31, 1997 and 1996, respectively. The Company plans to continue to pay quarterly cash dividends. The ability of the Company to pay cash dividends is based upon receiving dividends from its Banking Subsidiaries, as well as existing cash balances. As discussed in Note 16 to the consolidated financial statements, certain restrictions exist regarding the ability of the Banking Subsidiaries to pay dividends.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY

                                                                     AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                           1997        1996 (5)       1995         1994         1993
                                                        ----------   ----------     --------     --------     --------
                                                                            (DOLLARS IN THOUSANDS)
STATEMENT OF INCOME DATA:
  Interest income                                       $   84,569   $   53,177     $ 34,063     $ 27,652     $ 24,863
  Interest expense                                          48,256       28,630       16,357       11,259        9,321
                                                        ----------   ----------     --------     --------     --------
  Net interest income                                       36,313       24,547       17,706       16,393       15,542
  Provision for possible loan losses                         1,221        1,257          967          338          799
  Non-interest income                                        7,916        6,258        4,984        3,801        3,569
  Non-interest expense                                      26,702       21,235       12,805       11,410       10,568
                                                        ----------   ----------     --------     --------     --------
  Income before income taxes                                16,306        8,313        8,918        8,446        7,744
  Provision for federal income tax                           5,536        2,354        2,706        2,572        2,323
                                                        ----------   ----------     --------     --------     --------
  Net income                                            $   10,770   $    5,959     $  6,212     $  5,874     $  5,421
                                                        ----------   ----------     --------     --------     --------
PER SHARE DATA: (1)
  Net income                                            $     2.71   $     1.78     $   2.09     $   1.98        $1.82
  Dividends                                                   1.05         1.01         0.94         0.89         0.82
  Book value                                                 21.44        19.57        16.82        14.76        14.23
  Tangible book value                                        18.25        16.01        16.80        14.72        14.17
BALANCE SHEET DATA:
  Total assets                                          $1,081,618   $1,056,920     $476,429     $429,384     $387,202
  Loans                                                    761,027      721,855      268,818      247,943      212,083
  Allowance for possible loan losses                         6,617        6,599        3,307        3,095        3,007
  Securities                                               271,521      284,576      178,252      153,595      148,724
  Deposits                                                 747,047      732,689      348,545      320,836      310,586
  Borrowings                                               239,449      236,609       74,135       63,525       32,986
  Shareholders' equity                                      85,333       77,894       50,010       43,844       42,295
PERFORMANCE RATIOS:
  Return on average assets                                    0.98%        0.85%        1.38%        1.48%        1.51%
  Return on average equity                                   13.20        10.05        13.05        13.28        13.19
  Net interest margin                                         3.53         3.78         4.27         4.49         4.78
  Interest rate spread                                        3.07         3.22         3.55         3.89         4.22
  Non-interest income to average assets                       0.72         0.90         1.11         0.95         0.99
  Non-interest expense to average assets(2)                   2.30         2.59         2.84         2.87         2.94
  Efficiency ratio(3)                                        56.70        57.33        56.63        56.10        56.09
ASSET QUALITY RATIOS:
  Non-performing loans to total loans                         0.29         0.35         0.38         0.21         0.19
  Non-performing assets to total assets                       0.28         0.29         0.22         0.12         0.11
  Allowance for possible loan losses
    to total loans                                            0.87         0.91         1.23         1.25         1.42
  Allowance for possible loan losses to
    non-performing loans                                     298.3        258.0        322.9        608.1        731.6
  Net charge-offs to average loans                            0.16         0.19         0.29         0.11         0.09
CAPITAL RATIOS:(4)
  Shareholders' equity to total assets                        7.89         7.37        10.50        10.21        10.92
  Tier 1 capital to total assets                              6.52         6.06        10.49        10.18        10.89
  Tier 1 capital to risk-weighted assets                     10.37        10.08        17.70        20.32        20.90

(1) Per share data has been restated to reflect all stock dividends and stock splits.

(2) Excludes amortization of intangibles and nonrecurring charges totaling $2,632 in 1996 related to the special one-time SAIF assessment and restructuring costs.

(3) The efficiency ratio is equal to non-interest expense (excluding nonrecurring charges) less amortization of intangible assets divided by net interest income determined on a fully tax equivalent basis plus non-interest income less gains or losses on securities transactions and nonrecurring income.

(4) For definitions and further information relating to the Company's regulatory capital requirements, see "Supervision and Regulation."

(5) The Company's acquisition of County in August 1996 significantly affects the comparability of the Company's results of operations for prior years.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

     For a comprehensive understanding of the Company's financial condition and performance, this discussion should be considered in conjunction with the Company's Consolidated Financial Statements, accompanying notes, and other information contained elsewhere herein.

     This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its Banking Subsidiaries operate); competition for the Company's customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company's customers; delays in, customer reactions to, and other unforeseen complications with respect to, the planned merger of County and Bellbrook into FNB and other risks detailed in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

OVERVIEW

     The reported results of the Company primarily reflect the operations of the Company's bank and thrift subsidiaries. The Company's results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the primary contributor to the Company's income is net interest income, which is defined as the difference between the interest the Company earns on interest-earning assets, such as loans and securities, and the interest the Company pays on interest-bearing liabilities, such as deposits and borrowings. The Company's operations are also affected by non-interest income, such as checking account and trust fees and gains from sales of loans. The Company's principal operating expenses, aside from interest expense, consist of salaries and employee benefits, occupancy costs and other general and administrative expenses.

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

     On June 30, 1995, the Company acquired Bellbrook in a transaction accounted for under the pooling-of-interests method of accounting for business combinations. Accordingly, the Company's consolidated financial statements have been restated for the periods prior to the transaction to include Bellbrook.

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

                                                                         YEAR ENDED DECEMBER 31,
                                                                      ----------------------------
                                                      1997                        1996                          1995
                                        ----------------------------  ----------------------------  --------------------------
                                         AVERAGE    INCOME/   YIELD/    AVERAGE  INCOME/  YIELD/    AVERAGE  INCOME/   YIELD/
                                         BALANCE    EXPENSES  RATE(1)   BALANCE  EXPENSES RATE(1)   BALANCE  EXPENSES  RATE(1)
                                        ----------  --------  ------- ----------------------------  -------  --------  -------
                                                                           (DOLLARS IN THOUSANDS)
Securities:
  Taxable                               $  265,450   $18,184    6.85%  $191,758   $13,082    6.82%  $143,206  $ 9,631     6.73%
  Tax-exempt                                25,357     2,007    7.91     25,632     1,983    7.74     21,931    1,738     7.92
                                        ----------   -------           --------   -------           --------  -------
         Total securities                  290,807    20,191    6.94    217,390    15,065    6.93    165,137   11,369     6.88
Loans (2):
  Commercial                               312,385    29,617    9.48    186,409    18,121    9.72    108,189   10,836    10.02
  Real estate                              361,709    28,113    7.77    197,505    14,645    7.42    104,978    8,319     7.92
  Consumer                                  77,705     7,050    9.07     61,600     5,810    9.43     48,539    4,016     8.27
                                        ----------   -------           --------   -------           --------  -------
         Total loans                       751,799    64,780    8.62    445,514    38,576    8.66    261,706   23,171     8.85
Federal funds sold                           6,794       364    5.36      5,055       268    5.30      3,510      193     5.50
                                        ----------   -------           --------   -------           --------  -------
         Total earning assets(3)         1,049,400    85,335    8.13%   667,959    53,909    8.07%   430,353   34,733     8.07%
                                                     -------                      -------                     -------
Non-interest-earning assets                 46,541                       30,423                       20,066
                                        ----------                     --------                     --------
Total assets                            $1,095,941                     $698,382                     $450,419
                                        ==========                     ========                     ========
Interest-bearing deposits:
Demand and savings deposits             $  205,556   $ 5,455    2.65%  $170,835   $ 4,546    2.66%  $155,480  $ 4,417     2.84%
  Time deposits                            496,975    27,907    5.62    288,100    16,393    5.69    142,987    8,008     5.60
                                        ----------   -------           --------   -------           --------  -------
         Total                             702,531    33,362    4.75    458,935    20,939    4.56    298,467   12,425     4.16
Borrowings                                 250,852    14,894    5.94    131,818     7,693    5.84     63,488    3,932     6.19
                                        ----------   -------           --------   -------           --------  -------
Total interest-bearing liabilities         953,383    48,256    5.06%   590,753    28,632    4.85%   361,955   16,357     4.52%
Non-interest-bearing deposits               48,933   -------             41,520   -------             38,310  -------
                                        ----------                     --------                     --------
Total interest-bearing liabilities
   and non-interest-bearing deposits     1,002,316                      632,273                      400,265
Accrued expenses and other                  12,040                        6,796                        2,555
                                        ----------                     --------                     --------
         Total liabilities               1,014,356                      639,069                      402,820
         Shareholders' equity               81,585                       59,313                       47,599
                                        ----------                     --------                     --------
Total liabilities and shareholders'
         equity                         $1,095,941                     $698,382                     $450,419
                                        ==========                     ========                     ========
Net interest income and interest
         rate spread(4)                              $37,079    3.07%             $25,277    3.22%            $18,376     3.55%
                                                     =======    ====              =======    ====             ========    ====
Net interest margin(5)                                          3.53%                        3.78%                        4.27%
                                                                ====                         ====                         ====
Average interest-earning assets to
 average interest-bearing liabilities         110.1%                      113.1%                       118.9%

(1) Calculated on an annualized basis.

(2) Non-accrual loans are included in the average loan balances.

(3) Computed on an FTE bases utilizing a 34% tax rate. The applicable adjustments were $766, $732 and $670 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

                                                                  DECEMBER 31,
                                                   1997 VS. 1996                   1996 VS. 1995
                                            INCREASE (DECREASE)                  INCREASE(DECREASE)
                                       -----------------------------        ----------------------------
                                       VOLUME       RATE       TOTAL        VOLUME      RATE       TOTAL
                                       ------       ----       -----        ------      ----       -----
(IN THOUSANDS)
Interest-earning assets:
Loans:
  Commercial                          $ 11,954      $(458)     $11,496     $ 7,613     $(328)     $ 7,285
  Real estate                           12,730        738       13,468       6.893      (567)       6,326
  Consumer                               1,469       (229)       1,240       1,180       614        1,794
                                      --------      -----      -------     -------     -----      -------
  Total loans                           26,153         51       26,204      15,686      (281)      15,405
  Securities:
    Taxable                              5,048         54        5,102       3,310       141        3,451
    Tax-exempt                             (21)        45           24         287       (42)         245
                                      --------      -----      -------     -------     -----      -------
  Total securities                       5,027         99        5,126       3,597        99        3,696
  Federal funds sold                        93          3           96          82        (7)          75
                                      --------      -----      -------     -------     -----      -------
  Total interest-earning
    assets(1)                           31,273        153       31,426      19,365      (189)      19,176
                                      --------      -----      -------     -------     -----      -------
Interest-bearing liabilities:
  Deposits:
    Demand and savings deposits            921        (12)         909         419      (290)         129
    Time deposits                       11,732       (218)      11,514       8,255       130        8,385
                                      --------      -----      -------     -------     -----      -------
  Total interest-bearing deposits       12,653       (230)      12,423       8,674      (160)       8,514
    Borrowings                           7,065        136        7,201       4,000      (239)       3,761
                                      --------      -----      -------     -------     -----      -------
  Total interest-bearing
    liabilities                         19,718        (94)      19,624      12,674      (399)      12,275
                                      --------      -----      -------     -------     -----      -------
  Net interest income                 $ 11,555      $ 247      $11,802     $ 6,691     $ 210      $ 6,901
                                      ========      =====      =======     =======     =====      =======

(1) Computed on a fully tax-equivalent basis, assuming a tax rate of 34%.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

     Net Income. Net income of the Company totaled $10.8 million for the year ended December 31, 1997, an increase of $4.8 million, or 80.7% from 1996. Basic and diluted earnings per share (hereinafter referred to as "earnings per share") in 1997 equaled $2.71, compared to $1.78 in 1996, a 52.2% increase. Operating results in 1996 include after tax charges of $1.5 million for the one-time special assessment to recapitalize the SAIF and $213,000 for restructuring costs incurred in connection with the consolidation of overlapping operations of the Company's banking and thrift subsidiaries. Earnings in 1996 adjusted to exclude the effects of these non-recurring charges were $7.7 million, or $2.29 per share. Net interest income and non-interest income increased 47.9% and 26.5%, respectively, in 1997 as compared to 1996 while non-interest expense increased 25.7%. The provision for possible loan losses remained fairly constant, decreasing $36,000, or 2.9%. The Company's net interest margin decreased to 3.53% in 1997 as compared to 3.78% in 1996, primarily reflecting the lower net interest margin on County's interest-earning assets as well as the interest cost on acquisition related borrowings. In addition, lower interest rates and a flattening of the yield curve adversely affected the net interest margin in the fourth quarter of 1997. Increases in non-interest income resulted from higher gains on sales of loans, higher levels of fee income and the inclusion of County's operating results for a full year in 1997 compared to four and one half months in 1996. Non-interest expense, excluding the effects of nonrecurring charges noted above, increased primarily as a result of the inclusion of County's operating expenses for a full year in 1997 compared to a partial year in 1996. The Company's return on average assets and return on average equity were .98% and 13.20%, respectively, in 1997, compared to .85% and 10.05%, respectively, in 1996.

Excluding the nonrecurring charges in 1996 noted above, the Company's return on average assets and return on average equity in 1996 were 1.10% and 12.98%, respectively. The lower return on assets in 1997 compared to 1996 resulted primarily from the lower earnings contribution of County relative to its average assets.

     Interest Income. Total interest income increased 59.0% to $84.6 million for 1997, compared to $53.2 million for 1996. This increase resulted from a $381.4 million, or 57.1%, increase in average interest-earning assets in 1997. The average balance of loans increased $306.3 million, or 68.7%. These increases related primarily to County which contributed $559.7 million to average earning assets in 1997 compared to $209.0 million in 1996 and $447.6 million to average loans in 1997 compared to $161.9 million in 1996.

     The weighted average yield on interest-earning assets was 8.13% in 1997, an increase of 6 basis points from 1996, reflecting a relatively stable interest rate environment during most of 1997. The Company's yield on average loans decreased from 8.66% in 1996 to 8.62% in 1997. This resulted primarily from a slightly lower yield on County's loan portfolio due to a higher portion of such loans consisting of lower yielding residential mortgage loans. Yields on the investment portfolio remained relatively stable, increasing from 6.93% in 1996 to 6.94% in 1997.

     Interest Expense. Total interest expense increased 68.6% to $48.3 million for 1997 as compared to $28.6 million for 1996. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding and due to a higher cost of funds during 1997 as compared to 1996. The average balance of deposit accounts increased $243.6 million, or 53.1%, to $702.5 million in 1997 as compared to $458.9 million in 1996. Average interest-bearing liabilities increased 61.4%, from $590.8 million to $953.4 million. These increases also primarily resulted from the acquisition of County which contributed $520.6 million to average interest-bearing liabilities in 1997 compared to $195.2 million in 1996 and $364.4 million to average total deposits in 1997 compared to $138.4 million in 1996. The Company's marketing efforts and continued deposit growth at new branch offices as well as funding required by the Company's asset growth strategies also contributed to the increase in average interest-bearing liabilities.

     The Company's cost of funds increased to 5.06% in 1997 as compared to 4.85% in 1996 primarily due to a higher cost of funds associated with County's interest-bearing liabilities. The cost of funds was also affected by the continued shift by customers into higher yielding certificates of deposit as well as higher borrowing levels relative to total interest-bearing liabilities.

     Provision for Possible Loan Losses. The provision for possible loan losses decreased $36,000, or 2.9%, to $1.2 million in 1997. The provision for possible loan losses was considered sufficient by management for maintaining an adequate allowance for possible loan losses. Total non-performing loans decreased to $2.2 million at December 31, 1997, from $2.6 million at December 31, 1996. The allowance for possible loan losses at December 31, 1997 was $6.6 million, or
 .87% of total loans and 298.3% of non-performing loans compared to $6.6 million, or .91% of total loans and 258.0% of non-performing loans at December 31, 1996. Management's estimate of the adequacy of its allowance for possible loan losses is based upon its continuing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix and selected credits are factors that affect judgments concerning the adequacy of the allowance.

     Non-Interest Income. The following table sets forth the Company's non-interest income for the periods indicated:

                                   YEAR ENDED DECEMBER 31,
                                 --------------------------
                                 1997       1996       1995
                                 ----       ----       ----
                                      (IN THOUSANDS)
Trust and custodian fees        $1,807     $1,451     $1,259
Customer service fees            2,023      1,807      1,714
Investment securities gains         88         43        136
Gain on sale of loans            2,202      1,839      1,310
Other                            1,796      1,118        565
                                ------     ------     ------
    Total                       $7,916     $6,258     $4,984
                                ------     ------     ------

Total non-interest income increased 26.5% to $7.9 million in 1997, as compared to $6.3 million in 1996. The increase in 1997 was primarily a result of a $1.3 million increase in fees and other income. Fees and other income contributed by County totaled $1.4 million in 1997 compared to $321,000 in 1996. The 1997 total includes a $500,000 gain recognized in connection with the curtailment of post retirement benefits provided to certain Company employees. This curtailment resulted from the Company revising its employee benefit programs to be consistent between its Banking Subsidiaries. The increase in non-interest income was also a result of a $363,000 increase in gains on sales of loans. The Company realized gains of $1.2 million from the sale of SBA loan originations in 1997 compared to $1.8 million in 1996, $689,000 from the sale of residential mortgage loans in 1997 compared to $ 41,000 in 1996 and $299,000 from the sale of Farmers B&I loans in 1997 compared to no such gains in 1996. The increase in gains from sales of residential mortgage loans was primarily attributed to the inclusion of County's results for a full year in 1997 as well as the lower interest rate environment in 1997 as compared to 1996. Also, during the fourth quarter of 1997, the Company originated and held in its portfolio $4.6 million of the guaranteed portion of SBA loan originations that would have been otherwise been sold.

     Customer service fees, representing service charges on deposits and fees from other banking services, increased 12.0% in 1997, to $2.0 million, from $1.8 million in 1996. This increase resulted from increased basic fee structures as well as from fee income contributed by County to the 1997 results compared to 1996. Trust income increased 24.5% to $1.8 million in 1997 from $1.5 million in 1996. The growth in trust and custodian fee income resulted primarily from the expansion of the Company's customer base and higher asset values. The $678,000 increase in other income to $1.8 million in 1997 compared to $1.1 million in 1996 was primarily attributed to the gain recognized as a result of a curtailment of post retirement benefits, previously discussed, as well as to County's loan service fee and related income.

     Non-Interest Expense. The following table sets forth the Company's non-interest expense for the periods indicated:

                                         YEAR ENDED DECEMBER 31,
                                      -----------------------------
                                      1997        1996         1995
                                      ----        ----         ----
                                               (IN THOUSANDS)
Salaries and employee benefits      $14,442     $ 9,995     $ 6,866
Net occupancy expense                 2,118       1,221         752
Furniture and equipment expense         708         564         408
Data processing expense               1,079         831         647
Taxes other than income taxes           986         709         518
Federal deposit insurance               374       2,697         430
Amortization of intangibles           1,525         549          28
Other                                 5,470       4,669       3,156
                                    -------     -------     -------
         Total                      $26,702     $21,235     $12,805
                                    -------     -------     -------

     Total non-interest expense increased $5.5 million, or 25.7%, to $26.7 million in 1997 as compared to $21.2 million in 1996. Included in the 1996 totals are pretax charges of $2.3 million for the one time special SAIF assessment and $323,000 for restructuring costs incurred in connection with the consolidation of overlapping operations, previously discussed. In addition, other non-interest expenses added by County that are included in the 1997 results totaled $10.9 million compared to $4.0 million in 1996. Excluding nonrecurring expenses and non-interest expenses added as a result of the County acquisition, total non-interest expenses were $15.8 million in 1997 compared to $14.6 million in 1996, representing an increase of $1.2 million or 8.2%. This increase generally resulted from expansion of the Company's operating activities over the past year as well as costs associated with the increased size of the Company.

     Salaries and employee benefits accounted for approximately 57.4% of total operating expenses (non-interest expense less amortization of intangibles and nonrecurring charges) in 1997 compared to 55.4% in 1996. The average full time equivalent staff level was 363 in 1997 compared to 274 in 1996. Salaries and employee benefits increased 44.5%, from $10.0 million in 1996 to $14.4 million in 1997, with $3.4 million of the increase resulting from a full year of expenses contributed by County in 1997 compared to a partial year in 1996. In general, higher salaries and employee benefits costs resulted from the Company's continued market expansion as well as new product offerings and an increase in the size of the organization.

     Net occupancy expense increased 73.5% to $2.1 million in 1997 from $1.2 million in 1996. This increase resulted from occupancy expenses of $1.3 million added by County in 1997 compared to $407,000 in 1996.

     Furniture and equipment expense increased $144,000, or 25.5% in 1997. Expenses of $236,000 were added by County, in 1997 compared to $108,000 in 1996.

     Data processing expense increased $248,000 in 1997, or 29.8% to $1.1 million from $831,000 in 1996. In addition to $326,000 of expenses added by County in 1997 compared to $112,000 in 1996, higher costs in 1997 resulted from the expansion of technology throughout the Company, the majority of which were implemented during the second half of 1996, to enhance customer service, increase efficiencies and improve information management systems.

     Taxes other than income taxes increased $277,000, or 39.1%, in 1997 compared to 1996. This increase resulted from $430,000 of expenses added by County in 1997 compared to $140,000 in 1996, offset in part by a benefit recognized as a result of a refund of prior years' taxes.

     Excluding the special one time SAIF assessment of $2.3 million, Federal deposit insurance expense decreased $14,000 to $374,000 in 1997 from $388,000 in 1996. This decrease resulted from lower premium assessment rates that took effect during 1997 on SAIF insured deposits.

     Amortization of goodwill and other intangibles resulting from the application of purchase accounting in connection with the County acquisition totaled $1.5 million during 1997 compared to $521,000 in 1996.

     Excluding the effects of non-recurring charges of $323,000 in 1996 and expenses of $1.3 million added by County in 1997 compared to $395,000 in 1996, other non-interest expenses increased $171,000, or 4.3%, primarily as a result of the expanded volume of business activities.

     The efficiency ratio is one method used in the banking industry to assess profitability. It is defined as non-interest expense less amortization expense and non-recurring charges divided by the net revenue stream, which is the sum of net interest income on a FTE basis and non-interest income excluding net investment securities gains or losses and nonrecurring income. The Company's efficiency ratio was 56.7% for 1997, as compared to 57.3% for 1996. Controlling costs and improving productivity, as measured by the efficiency ratio, is considered by management a primary factor in enhancing performance.

     Provision for Income Taxes. The provision for Federal income taxes increased $3.2 million to $5.5 million in 1997, for an effective tax rate of 34.%. This compared to Federal income tax expense of $2.4 million in 1996 which represented an effective tax rate of 28.3%. The increase in expense in 1997 resulted from the overall increase in the level of taxable earnings.

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

     Non-Interest Expense. Total non-interest expense increased $8.4 million, or 65.8%, to $21.2 million in 1996 as compared to $12.8 million in 1995. Included in the 1996 totals are pretax charges of $2.3 million for the one time special SAIF assessment and $323,000 for restructuring costs incurred in connection with the consolidation of overlapping operations, previously discussed. In addition, other non-interest expenses added by County that are included in the 1996 results totaled $3.8 million. Excluding nonrecurring expenses and non-interest expenses added as a result of the County acquisition, total non-interest expenses were $14.6 million in 1996 compared to $12.8 million in 1995, representing an increase of $1.8 million or 13.8%. This increase generally resulted from expansion of the Company's operating activities over 1996.

     Salaries and employee benefits accounted for approximately 55.4% of total operating expenses in 1996 compared to 53.7% in 1995. The average full time equivalent staff level was 274 in 1996 compared to 196 in 1995. Salaries and employee benefits increased 45.6%, from $6.9 million in 1995 to $10.0 million in 1996, with $2.0 million of the increase added by County. In general, higher salaries and employee benefits costs resulted from the Company's continued market expansion as well as new product offerings.

     Net occupancy expense increased 62.4% to $1.2 million in 1996 from $752,000 in 1995. This increase resulted from occupancy expenses of $407,000 added by County with the remainder attributed to the expansion of the Company's small business lending centers and the opening of a supermarket branch in July 1996.

     Furniture and equipment expense increased $156,000, or 38.2% in 1996. In addition to expenses of $108,000 added by County, the increase in furniture and equipment expense was due principally to higher depreciation costs associated with equipment additions.

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

     Excluding the special one time SAIF assessment of $2.3 million, Federal deposit insurance expense decreased $42,000 to $388,000 in 1996 from $430,000 in 1995. This decrease resulted from lower BIF premium assessment rates that took effect during the second quarter of 1995, more than offsetting deposit insurance costs of $349,000 added by County.

     Amortization of goodwill and other intangibles resulting from the application of purchase accounting in connection with the County acquisition totaled $521,000 during 1996 with no comparable amount in 1995.

     Increases in other non-interest expenses, excluding nonrecurring charge of $323,000 and expenses of $395,000 added by County, totaled $795,000 and were primarily related to the expanded volume of business activities.

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

     Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as "other real estate owned" until such time as it is sold or otherwise disposed of. The Company owned $785,000 of such property at December 31, 1997 and $539,000 at December 31, 1996.

     Non-performing loans totaled $2.2 million, or 0.29% of total loans, at December 31, 1997, compared to $2.6 million, or 0.35% of total loans, at year-end 1996. Non-performing assets totaled $3.0 million, or 0.28% of total assets at December 31, 1997, compared to $3.1 million, or 0.29% of total assets, at December 31, 1996. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the table below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms. The following is an analysis of the composition of non-performing assets:

                                                            DECEMBER 31,
                                         ------------------------------------------------
                                         1997        1996         1995       1994    1993
                                         ----        ----         ----       ----    ----
                                                        (DOLLARS IN THOUSANDS)
Non-accrual loans                       $  832      $  991      $  440      $237     $181
Accruing loans 90 days or more
  past due                               1,386       1,567         584       272      230
                                        ------      ------      ------      ----     ----
Total non-performing loans               2,218       2,558       1,024       509      411
Other real estate owned                    785         539          24        --       --
                                        ------      ------      ------      ----     ----
Total non-performing assets             $3,003      $3,097      $1,048      $509     $411
                                        ------      ------      ------      ----     ----
Non-performing loans to total loans       0.29%       0.35%       0.38%     0.21 %   0.19%
Non-performing assets to total
  assets                                  0.28%       0.29%       0.22%     0.12 %   0.11%

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

                                                                         YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------------------
                                                  1997            1996            1995            1994             1993
                                                ---------       ---------       ---------       ---------        ---------
                                                                         (DOLLARS IN THOUSANDS)
Balance at beginning of period                  $   6,599       $   3,307       $   3,095       $   3,007        $ 2,384
Charge-offs:
  Residential mortgage                                (32)            (12)            (10)             (3)            --
  Construction mortgage                                --              --              --              --             --
  Commercial                                         (666)            (67)           (373)            (15)           (21)
  Consumer                                         (1,074)         (1,020)           (479)           (302)          (242)
                                                ---------       ---------       ---------       ---------       ---------
     Total charge-offs                             (1,772)         (1,099)           (862)           (320)          (263)
                                                ---------       ---------       ---------       ---------       ---------
Recoveries:
  Residential mortgage                                  8               5               2              --             --
  Construction mortgage                                --              --              --              --             --
  Commercial                                           91              41              12               1              3
  Consumer                                            470             227              93              69             84
                                                ---------       ---------       ---------       ---------       ---------
     Total recoveries                                 569             273             107              70             87
                                                ---------       ---------       ---------       ---------       ---------
Net charge-offs                                    (1,203)           (826)           (755)           (250)          (176)
Provision charged to operations                     1,221           1,257             967             338            799
County's allowance for possible loan losses
  at time of acquisition                               --           2,861              --              --             --
                                                ---------       ---------       ---------       ---------       ---------
Balance at end of period                        $   6,617       $   6,599       $   3,307       $   3,095       $  3,007
                                                ---------       ---------       ---------       ---------       ---------
Loans outstanding at end of period              $ 761,027       $ 721,855       $ 268,818       $ 247,943      $ 212,083
Average loans outstanding                       $ 751,799       $ 445,514       $ 261,706       $ 232,282      $ 196,393
Allowance as a percent of
  loans outstanding                                  0.87%           0.91%           1.23%           1.25%          1.42%
Net charge-offs to average loans                     0.16%           0.19%           0.29%           0.11%          0.09%
Allowance for possible loan
 losses to non-performing loans                     298.3%          258.0%          322.9%          608.1%         731.6%



     The allowance for possible loan losses totaled $6.6 million at December 31, 1997 and 1996, representing 0.87% of total loans at December 31, 1997, compared to 91% of total loans at December 31, 1996. Charge-offs represent the amount of loans actually removed as earning assets from the balance sheet due to uncollectibility. Amounts recovered on previously charged-off assets are netted against charge-offs, resulting in net charge-offs for the period. Net loan charge-offs for the year ended December 31, 1997 were $1.2 million, compared to net charge-offs of $826,000 for the year ended December 31, 1996. Charge-offs have been made in accordance with the Company's standard policy and have occurred primarily in the commercial and consumer loan portfolios.

     The allowance for possible loan losses as a percentage of non-performing loans ("coverage ratio") was 298.3% at December 31, 1997, compared to 258.0% at the end of 1996. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the adequacy of the allowance by management. Total non-performing loans as a percentage of total loans remained a relatively low 0.29% of total loans at December 31, 1997 compared to .35% at December 31, 1996. The decrease in non-performing loans resulted primarily from charge-offs as well as from transfers to other real estate owned.

COMPARISON OF DECEMBER 31, 1997 AND DECEMBER 31, 1996 FINANCIAL CONDITION

     Total assets amounted to $1.08 billion at December 31, 1997, as compared to $1.06 billion at December 31, 1996, an increase of $24.7 million, or 2.3%. Total investment securities decreased by $13.1 million to $271.5 million. This decrease resulted primarily from sales of securities to fund loan growth as well as prepayments of mortgage-backed securities. The Company's general investment strategy is to manage the investment portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its investment securities as available-for-sale. At December 31, 1997, 87.0% of the total investment portfolio was classified as available-for-sale, while those securities which the Company intends to hold to maturity represented the remaining 13.0%. This compares to 83.6% and 16.4% classified as available-for-sale and held to maturity, respectively, at December 31, 1996.

     Total loans increased $39.2 million, or 5.4%, to $761.0 million at December 31, 1997. This overall increase in the loan portfolio was consistent with the Company's continued strategy of increasing assets and improving yields on earning assets while adhering to prudent underwriting standards.

     Premises and equipment increased $894,000 to $8.9 million at December 31, 1997 primarily as a result of the Company's installation of ATM's at County's branches as well as continued expansion of markets and services.

     Deposits totaled $747.0 million at December 31, 1997, an increase of $14.4 million over the balance at December 31, 1996. This increase is primarily attributed to $15 million of public funds deposits that were obtained at an approximately 25 to 30 basis point lower cost than alternative funding sources. Total interest-bearing deposits accounted for 91.5% of total deposits at December 31, 1997 as compared to 92.3% at December 31, 1996.

     Total borrowings increased $2.8 million to $239.4 million at December 31, 1997, as compared to $236.6 million at December 31, 1996. Total borrowings at December 31, 1997 and 1996 include $15.0 million of borrowings obtained by the Company to partially fund the acquisition of County. Pursuant to the loan agreement, the Company borrowed $15.0 million in the form of a seven-year term loan expiring September 1, 2003, with interest payable at a floating rate equal to LIBOR plus 1.35%. The Company is required to make quarterly interest payments, and will be required to make annual principal payments beginning in February 1998, based upon a 10-year amortization. The Company has pledged all of the stock of FNB as security for the loan. The loan agreement contains certain financial covenants which requires that (i) the Company maintain a minimum ratio of total capital to risk-weighted assets of 10%; (ii) each of the Banking Subsidiaries, which represent greater than 10% of the Company's consolidated capital, maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, Tier 1 capital to average assets of 5.0% and total capital to risk-weighted assets of 10.0%; (iii) the Company maintain a minimum annualized return on average assets of not less than 0.75% ; (iv) FNB, Bellbrook and County maintain a minimum annualized return on average assets of not less than 1.00%. 0.75% and 0.65% respectively; and (v) each of FNB, Bellbrook and County maintain a ratio of non-performing loans to equity capital of less than 25.0% and a minimum ratio of allowance for possible loan losses to non-performing loans of 100.0%, 50.0% and 50.0%, respectively. At December 31, 1997, the Company was in compliance with each of these financial covenants. The loan agreement also restricts the Company's ability to sell assets, grant security interests in the stock of the Banking Subsidiaries, merge or consolidate, and engage in business activity unrelated to banking.

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

     The Company's principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks and federal funds sold. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserve related to deposit accounts, which may fluctuate significantly on a day-to-day basis. The investment portfolio serves as an additional source of liquidity for the Company. At December 31, 1997, securities with a market value of $236.3 million were classified as available-for-sale, representing 87.0% of the total investment portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity. Cash flows from operating activities amounted to $14.1 million and $12.4 million for 1997 and 1996, respectively.

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

     Shareholders' equity at December 31, 1997 was $85.3 million, compared to $77.9 million at December 31, 1996, an increase of $7.4 million, or 9.5%. This increase resulted primarily from earnings of $10.8 million and an $836,000 increase in unrealized gains on available-for-sale securities, offset in part by dividend payments totaling $4.2 million. The change in unrealized gains on available for sale securities was primarily attributed to changes in interest rates.

     Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At December 31, 1997, the Company had a total risk-based capital ratio of 11.3%, of which 10.4% consisted of Tier 1 capital. The leverage ratio of the Company at December 31, 1997, was 6.5%.

     Cash dividends declared to shareholders of the Company totaled $4.2 million, or $1.05 per share, during 1997. This compared to dividends of $3.5 million, or $1.01 per share, for 1996. Cash dividends paid as a percentage of net income amounted to 38.8% and 59.0% for the years ended December 31, 1997 and 1996, respectively.

     Following receipt of shareholder approval on April 17, 1997, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 7,500,000 to 20,000,000 and to eliminate par value per share of common stock. Management believes that these amendments will provide the Company with greater financial flexibility and enable it to more effectively utilize and manage its equity capital. These changes to the Company's Articles of Incorporation had no effect on the total capital of the Company.

     Considering the Company's capital adequacy, profitability, available liquidity sources and funding sources, the Company's liquidity is considered by management to be adequate to meet current and projected needs.

INTEREST RATE RISK MANAGEMENT

     The Company's principal market risk exposure is interest rates. The objectives of the Company's interest rate risk management are to minimize the adverse effects of changing interest rates on the earnings of the Company while maintaining adequate liquidity and optimizing net interest margin. Interest rate risk is managed by maintaining an acceptable matching of the Company's asset and liability maturity and repricing periods, thus controlling and limiting the level of earnings volatility arising from rate movements. Modeling simulations to project the potential effect of various rate scenarios on net interest income are the primary tools utilized by management to measure and manage interest rate exposure within established policy limits. The Company's Asset/Liability Management Committee ("ALCO") monitors rate sensitive assets and liabilities and develops appropriate strategies and pricing policies. Interest rate sensitivity measures the exposure of net interest income to changes in interest rates. In its simulations, management estimates the effect on net interest income of changes in the overall level of interest rates. ALCO policy guidelines provide that a 200 basis point increase or decrease over a 12-month period should not result in more than a 12.5% negative impact on net interest income. The following table summarizes results of simulations as of December 31, 1997.

                                                        Projected            Increase
         Change in Interest Rates                 Net Interest Income       (Decrease)      %Change
         ------------------------                 -------------------       ----------      -------
         200 basis point increase                      $  34,804              $ (218)        (0.63)%
         No Change                                        35,022                  --            --
         200 basis point decrease                         34,470                (552)        (1.58)

     Management also measures the Company's exposure to interest rate risk by computing estimated changes in the net present value (NPV) of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases in market interest rates. The following table presents the Company's projected change in NPV for various levels of interest rates as of December 31, 1997. All market rate sensitive instruments included in these computations are classified as either held to maturity or available for sale. The Company holds no trading securities:

Change In                                                     Actual           Percent
Interest Rates                          NPV                   Change           Change
--------------                          ---                   ------           ------
200 basis point increase            $  77,425                $(9,538)           (10.97)%
100 basis point increase               81,815                 (5,148)            (5.92)
Base scenario                          86,963                     --                --
100 basis point decrease               89,823                  2,860              3.29
200 basis point decrease               86,275                   (688)            (0.79)

     The preceding table indicates that at December 31, 1997, in the event of a sudden and sustained increase in prevailing market interest rates, the Company's NPV would be expected to decrease. At December 31, 1997, the Company's estimated changes in NPV were within limitations established by the Company's Board of Directors.

     Computations of forecasted effects of hypothetical interest rate changes are based on numerous assumptions, including levels of market interest rates, loan prepayments ranging from 15% to 30% for adjustable rate loans and 6% to 10% for fixed rate loans and deposit decay rates and should not be relied upon as indicative of actual future results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

     Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. Actual results may differ from those projections presented should market conditions vary from assumptions used in the calculations of NPV. Certain assets, such as adjustable rate loans, which represent one of the Company's primary loan products, have features which restrict changes in interest rates on a short term basis and over the life of the assets. In addition, the proportion of adjustable rate loans in the Company's loan portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in NPV calculations. Finally, the ability of many borrowers to repay their adjustable rate mortgage loans could decrease in the event of interest rate increases.

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

     The following table reflects the Company's gap position at December 31, 1997. Savings and interest-bearing demand deposits are essentially subject to immediate withdrawal and rate change and, accordingly, are classified in the one year or less time period. However, historical experience indicates, and it is expected, that a portion of these deposits represent long-term core deposits and, accordingly, are less than 100% rate sensitive. Mortgage-backed securities included in investments are included at the earlier of repricing or maturity. As a result of these assumptions, management believes that the gap analysis overstates the liability-sensitive nature of the Company's balance sheet.

                                                   1 YEAR          1 TO 3        3 TO 5        OVER 5
AS OF DECEMBER 31, 1997                            OR LESS          YEARS         YEARS         YEARS           TOTAL
-----------------------                            -------          -----         -----         -----           -----
                                                              (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Federal funds sold                                $      49       $      --      $     --      $     --     $       49
Loans                                               455,017         154,226        55,102        96,682        761,027
Investment securities                               106,782          61,391        33,950        69,398        271,521
                                                  ---------       ---------      --------      --------     ----------
Total                                               561,848         215,617        89,052       166,080      1,032,597
                                                  ---------       ---------      --------      --------     ----------
INTEREST-BEARING LIABILITIES:
Demand, interest-bearing                            106,325              --            --            --        106,325
Savings                                              88,835              --            --            --         88,835
Time                                                301,513         166,924        18,966           638        488,041
Borrowings                                          184,625          28,767        12,215        13,842        239,449
                                                  ---------       ---------      --------      --------     ----------
Total                                               681,298         195,691        31,181        14,480        922,650
Off balance sheet items - interest rate swaps       (51,875)         17,500        34,375            --             --
                                                  ---------       ---------      --------      --------     ----------
Total gap                                           (67,575)          2,426        23,496       151,600     $  109,947
                                                  ---------       ---------      --------      --------     ----------
Cumulative gap                                    $ (67,575)      $ (65,149)     $(41,653)     $109,947
                                                  ---------       ---------      --------      --------
Cumulative gap as a percentage
  of total assets                                     (6.25)%         (6.02)%       (3.85)%       10.17%
                                                  ---------       ---------      --------      --------

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

     At December 31, 1997 and 1996, the Company had $52.5 million and $27.5 million, respectively, of notional swap principal contracts outstanding related to asset-liability management activities These swaps were entered into principally to manage the timing differences in repricing characteristics of various variable rate borrowings. All swap contracts require the Company to pay a fixed rate of interest in return for receiving a variable rate of interest based on the three month LIBOR. The net expense associated with interest rate swap contracts was $147,000 during 1997 and $28,000 during 1996 and is included with interest on borrowings. The following summarizes information with respect to swap contracts outstanding at December 31, 1997:

                                         Notional                 Weighted-Average   Weighted-Average
        Maturity                          Amount                     Receive Rate        Pay Rate
        --------                          ------                     ------------        --------
         1998                               $ 625                      5.88%               6.58%
         1999                              11,250                      5.93                6.14
         2000                               6,250                      5.82                6.32
         2001                              14,375                      5.92                6.36
         2002                              20,000                      5.73                6.29
                                         --------                      ----                ----
         Total                           $ 52,500                      5.84%               6.29 %
                                         --------                      ----                ----

CONTINGENCIES AND UNCERTAINITIES - YEAR 2000

     The Company has conducted a review of its more significant data processing systems to identify the applications that could be affected by the start of a new century (the "Year 2000 Issue"). During 1996, FNB converted to a new core data processing software system. County converted to this system in February, 1998 and the Company currently plans to convert Bellbrook to this system later in 1998 or 1999. Based upon these conversions as well as the Company's aforementioned review of system applications, the Year 2000 Issue is not expected to pose significant operational problems for the Company. In addition, the Company is in the process of reviewing its ancillary systems for potential problems that could occur as a result of the Year 2000 Issue as well as developing procedures for identifying potential problems that the Company's borrowers may experience. Consideration is also being given to providing assistance to such borrowers in addressing the Year 2000 Issue. Management does not expect the additional costs of bringing the Company's systems into Year 2000 compliance to have a materially adverse effect on the Company's financial condition, results of operations or liquidity.

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

RECENT DEVELOPMENTS

     On February 12, 1998, FNB filed an application with the OCC to merge County and Bellbrook under the national bank charter of FNB. This merger is subject to regulatory approval. Following the merger, the Company expects to realize annual cost savings of approximately $700,000 through the consolidation of data processing, operations and accounting.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding the market risk of the Company's financial instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Interest Rate Risk Management".

ITEM 8: REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

REPORT OF INDEPENDENT ACCOUNTANTS
TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF BANCFIRST OHIO CORP.

We have audited the accompanying consolidated balance sheets of BancFirst Ohio Corp. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BancFirst Ohio Corp. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                    COOPERS & LYBRAND L.L.P.
Columbus, Ohio
January 23, 1998

BANCFIRST OHIO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1997 AND 1996
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       DECEMBER 31,
                                                                             ---------------------------
                                                                                  1997              1996
                                                                                  ----              ----
                                                    ASSETS
Cash and due from banks (Note 3)                                             $    21,650      $    18,856
Federal Funds sold                                                                    49            2,193
Securities held-to-maturity (approximate fair value of $36,645 and $47,652 at December 31, 1997
  and 1996, respectively), (Note 4)                                               35,223           46,799
Securities available-for-sale, at fair value                                     236,298          237,777
                                                                             -----------      -----------
         Total investment securities                                             271,521          284,576
                                                                             -----------      -----------
Loans (Notes 5 and 6)                                                            761,027          721,855
Allowance for possible loan losses                                                (6,617)          (6,599)
                                                                             -----------      -----------
         Net loans                                                               754,410          715,256
                                                                             -----------      -----------
Premises and equipment, net (Note 7)                                               8,856            7,962
Accrued interest receivable                                                        6,946            6,696
Goodwill and other intangibles                                                    12,687           14,187
Other assets                                                                       5,499            7,194
                                                                             -----------      -----------
         Total assets                                                        $ 1,081,618      $ 1,056,920
                                                                             -----------      -----------

                                                    LIABILITIES

Deposits (Note 8):
  Noninterest-bearing deposits                                               $    63,846      $    56,179
  Interest-bearing deposits                                                      683,201          676,510
                                                                             -----------      -----------
         Total deposits                                                          747,047          732,689
Federal funds purchased (Note 9)                                                  12,300           11,650
Federal Home Loan Bank advances and other borrowings (Note 10)                   227,149          224,959
Accrued interest payable                                                           2,426            2,255
Other liabilities                                                                  7,363            7,473
                                                                             -----------      -----------
         Total liabilities                                                       996,285          979,026
                                                                             -----------      -----------
Commitments and contingencies (Notes 14, 15 and 20)

                                          SHAREHOLDERS' EQUITY (Note 16)
Common stock, no par value, 20,000,000 shares authorized;
     4,033,919 shares issued                                                      63,343               --
Common stock, $10 par value, 7,500,000 shares authorized;
  4,033,919 shares issued                                                             --           40,340
Capital in excess of par value                                                        --           22,807
Retained earnings                                                                 22,057           15,466
Unrealized holding gains on securities available
  for sale, net                                                                    1,140              304
Less:  53,830 and 54,420 shares of common stock
  in treasury, at cost, at December 31, 1997
  and 1996, respectively                                                          (1,207)          (1,023)
                                                                             -----------      -----------
Total shareholders' equity                                                        85,333           77,894
                                                                             -----------      -----------
         Total liabilities and shareholders' equity                          $ 1,081,618      $ 1,056,920
                                                                             -----------      -----------



         The accompanying notes are an integral part of the consolidated financial statements.

BANCFIRST OHIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             DECEMBER 31,
                                             ---------------------------------------
                                                 1997            1996           1995
                                                 ----            ----           ----
Interest income:
  Interest and fees on loans                 $   64,697     $   38,518     $   23,088
  Interest and dividends on
    securities:
    Taxable                                      17,539         12,877          9,611
    Tax exempt                                    1,324          1,315          1,148
  Other interest income                           1,009            467            216
                                              ---------      ---------      ---------
         Total interest income                   84,569         53,177         34,063
                                              ---------      ---------      ---------
Interest expense:
  Time deposits, $100 and over                    6,209          3,755          2,498
  Other deposits                                 27,153         17,183          9,927
Borrowings                                       14,894          7,692          3,932
                                              ---------      ---------      ---------
         Total interest expense                  48,256         28,630         16,357
                                              ---------      ---------      ---------
Net interest income                              36,313         24,547         17,706
Provision for possible loan losses
  (Note 6)                                        1,221          1,257            967
                                              ---------      ---------      ---------
    Net interest income after
      provision for possible loan losses         35,092         23,290         16,739
                                              ---------      ---------      ---------
Other income:
  Trust and custodian fees                        1,807          1,451          1,259
  Customer service fees                           2,023          1,807          1,714
  Investment securities gains, net                   88             43            136
  Gain on sale of loans                           2,202          1,839          1,310
  Other                                           1,796          1,118            565
                                              ---------      ---------      ---------
         Total other income                       7,916          6,258          4,984
                                              ---------      ---------      ---------
Other expenses:
  Salaries and employee benefits                 14,442          9,995          6,866
  Net occupancy expense                           2,118          1,221            752
  Furniture and equipment expense                   708            564            408
  Data processing expense                         1,079            831            647
  Taxes other than income taxes                     986            709            518
  Federal deposit insurance                         374          2,697            430
  Amortization of intangibles                     1,525            549             28
  Other                                           5,470          4,669          3,156
                                              ---------      ---------      ---------
         Total other expenses                    26,702         21,235         12,805
                                              ---------      ---------      ---------
  Income before income taxes                     16,306          8,313          8,918
Provision for federal income taxes
  (Note 13)                                       5,536          2,354          2,706
                                              ---------      ---------      ---------
         Net income                          $   10,770     $    5,959     $    6,212
                                              ---------      ---------      ---------

Basic and diluted earnings per share         $     2.71     $     1.78     $     2.09
                                              ---------      ---------      ---------
Weighted average number
  of shares outstanding                       3,980,498      3,354,975      2,973,694
                                              ---------      ---------      ---------


         The accompanying notes are an integral part of the consolidated financial statements.

BANCFIRST OHIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             UNREALIZED
                                                                                               HOLDING
                                                                                                GAINS
                                                                                              (LOSSES)
                                                                   CAPITAL                       ON
                                                                     IN                      SECURITIES                 TOTAL
                                             COMMON STOCK          EXCESS                    AVAILABLE-                 SHARE-
                                          ------------------       OF PAR       RETAINED      FOR-SALE,   TREASURY     HOLDERS'
                                          SHARES      AMOUNT        VALUE       EARNINGS         NET        STOCK      EQUITY
                                          ------      ------        -----       --------         ---        -----      ------
Balance at December 31, 1994           3,033,919     $30,340     $  6,845      $  9,525      $(1,711)     $(1,155)     $ 43,844
  Purchase of 5,000 shares
    common stock, at cost                     --          --           --            --           --         (139)         (139)
  Treasury stock, 6,220 shares
    issued                                    --          --           44            --           --          105           149
  Pooled affiliate stock activity             --          --           --            --           --            6             6
  Cash dividend ($.94 per share)              --          --           --        (2,715)          --           --        (2,715)
  Change in unrealized gains
    (losses), net of income
    taxes of $1,367                           --          --           --            --        2,653           --         2,653
  Net income                                  --          --           --         6,212           --           --         6,212
                                       ---------      ------     --------      --------      -------       ------        ------
Balance at December 31, 1995           3,033,919      30,340        6,889        13,022          942       (1,183)       50,010
                                       ---------      ------     --------      --------      -------       ------        ------

  Issuance of 1,000,000 shares of
   common stock                        1,000,000      10,000       15,824            --           --           --        25,824
  Treasury stock, 8,503 shares
    issued                                    --          --           94            --           --          160           254
  Cash dividend ($1.01 per share)             --          --           --        (3,515)          --           --        (3,515)
  Change in unrealized gains
    (losses), net of income
    taxes of $(329)                           --          --           --            --         (638)          --          (638)
  Net income                                  --          --           --         5,959           --           --         5,959
                                       ---------      ------     --------      --------      -------       ------        ------
Balance at December 31, 1996           4,033,919      40,340       22,807        15,466          304       (1,023)       77,894
                                       ---------      ------     --------      --------      -------       ------        ------
  Elimination of par value                    --      22,807      (22,807)           --           --           --            --
  Purchase of 11,654 shares
    common stock, at cost                     --          --           --            --           --         (433)         (433)
  Treasury stock, 12,244 shares
    issued                                    --         196           --            --           --          249           445
  Cash dividend ($1.05 per share)             --          --           --        (4,179)          --           --        (4,179)
  Change in unrealized gains
    (losses), net of income
    taxes of $432                             --          --           --            --          836           --           836
  Net income                                  --          --           --        10,770           --           --        10,770
                                       ---------      ------     --------      --------      -------       ------        ------
Balance at December 31, 1997           4,033,919     $63,343     $     --      $ 22,057      $ 1,140      $(1,207)     $ 85,333
                                       ---------      ------     --------      --------      -------       ------        ------


         The accompanying notes are an integral part of the consolidated financial statements.

BANCFIRST OHIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(DOLLARS IN THOUSANDS)

                                                                                         DECEMBER 31,
                                                                              -----------------------------------
                                                                               1997           1996           1995
                                                                               ----           ----           ----
Cash flows from operating activities:
  Net income                                                                  $ 10,770      $  5,959      $  6,212
  Adjustments to reconcile net income to net cash provided by operations:
  Depreciation and amortization                                                  3,943         2,564           849
  Provision for possible loan losses                                             1,221         1,257           967
  Deferred taxes payable                                                         1,083           786           (14)
  Gains on sale of assets                                                       (2,290)       (1,882)       (1,446)
  Increase in interest receivable                                                 (250)          (29)         (392)
  Decrease (increase) in other assets                                              191         3,568        (3,775)
  Increase in interest payable                                                     171           393           676
  Increase in other liabilities                                                    300           375           658
  FHLB stock dividend                                                           (1,079)         (576)         (293)
                                                                              --------      --------      --------
    Net cash provided by operating activities                                   14,060        12,415         3,442
                                                                              --------      --------      --------
Cash flows from investing activities:
  Decrease (increase) in federal funds sold                                      2,144           407        (2,300)
  Proceeds from maturities of securities held-to-maturity                       11,412         2,767        12,427
  Proceeds from maturities and sales of securities available-for-sale           95,102        71,911        38,707
  Purchase of securities held-to-maturity                                          (14)         (663)       (5,846)
  Purchase of securities available-for-sale                                    (91,697)      (62,783)      (66,511)
  Purchase of loans                                                            (75,710)      (24,045)           --
  Increase in loans, net                                                       (41,060)      (39,870)      (32,173)
  Acquisition of County Savings Bank, net of cash acquired                      (1,500)      (42,407)           --
  Purchases of equipment and other assets                                       (2,028)       (1,491)         (600)
  Proceeds from sale of assets                                                  78,592        24,535        12,505
                                                                              --------      --------      --------
    Net cash used in investing activities                                      (24,759)      (71,639)      (43,791)
                                                                              --------      --------      --------
Cash flows from financing activities:
  Net increase in deposits                                                      14,820        19,748        27,709
  Net proceeds from issuance of common stock                                        --        25,824            --
  Increase (decrease) in federal funds purchased                                   650         4,250        (3,250)
  Increase in other  borrowings                                                  2,190         2,417        13,860
  Proceeds from acquisition debt                                                    --        15,000            --
  Cash dividends paid                                                           (4,179)       (3,515)       (2,715)
  Purchase of treasury stock                                                      (433)           --          (139)
  Reissuance of treasury stock and other                                           445           254           155
                                                                              --------      --------      --------
    Net cash provided by financing activities                                   13,493        63,978        35,620
                                                                              --------      --------      --------
    Net increase (decrease) in cash and due from banks                           2,794         4,754        (4,729)
  Cash and due from banks, beginning of period                                  18,856        14,102        18,831
                                                                              --------      --------      --------
  Cash and due from banks, end of period                                      $ 21,650      $ 18,856      $ 14,102
                                                                              --------      --------      --------

  Supplemental cash flow disclosures:
    Income taxes paid                                                         $  3,300      $  2,255      $  2,360
    Interest paid                                                             $ 48,547      $ 28,397      $ 15,681
  Noncash transfers:
Transfer of capital in excess of par to common stock                          $ 22,807            --            --
Transfer of securities from held-to-maturity to available-for-sale                  --            --      $ 51,759


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

Principles of Consolidation:

     The consolidated financial statements include the accounts of BancFirst Ohio Corp. (Company) and its wholly-owned subsidiaries, The First National Bank of Zanesville (FNB), Bellbrook Community Bank (Bellbrook) and County Savings Bank (County), acquired in August 1996 (see Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation.

Investment Securities:

     Investment securities are classified upon acquisition into one of three categories: held-to-maturity, available-for-sale, or trading. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to the Company's liquidity needs, changes in market interest rates, and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of applicable income taxes. At December 31, 1997 and 1996, the Company did not hold any trading securities.

     Gains and losses on the disposition of investment securities are accounted for on the completed transaction basis using the specific identification method.

Income Recognition:

     Income earned by the Company and its subsidiaries is recognized on the accrual basis of accounting. The Company suspends the accrual of interest on loans when, in management's opinion, the collection of all or a portion of the interest has become doubtful. When a loan is placed on non-accrual, all previously accrued and unpaid interest deemed uncollectible is charged against either the loan loss reserve or the current period interest income depending on the period the interest was recorded. In future periods, interest will be included in income to the extent received only if complete principal recovery is reasonably assured.

Loans Held for Sale:

     Loans held for sale are carried at the lower of aggregate cost or market value and are included with loans on the balance sheet. Such loans totaled $10,018 at December 31, 1997.

Loan Servicing Rights:

     Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which provides accounting guidance for servicing assets. Adoption of this Statement had no impact on the Company's 1997 financial statements.

     Under SFAS No. 125, the total cost of loans originated and sold or purchased is allocated between loans and servicing rights based on the relative fair values of each. The servicing rights are capitalized and amoritized over the estimated servicing lives of the underlying loans. Amortization is calculated based on the estimated net servicing revenue, considering various factors including prepayment experience and market rates. Impairment of the carrying value of capitalized loan servicing rights is periodically evaluated by management in relation to the estimated fair value of those rights.

Provision for Possible Loan Losses:

     The provision for possible loan losses charged to operating expense is based upon management's evaluation of potential losses in the current loan portfolio and past loss experience. In management's opinion, the provision is sufficient to maintain the allowance for possible loan losses at a level that adequately provides for potential loan losses.

     On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures". Under this standard, loans considered to be impaired are reduced to the present value of expected future cash flows, and secured loans that are in foreclosure are recorded at the fair value of the underlying collateral securing the loan. The difference between the recorded investment in the loan and the impaired valuation is the amount of impairment. A specific allocation of the allowance for possible loan losses is assigned to such loans. If these allocations require an increase to the allowance, the increase is reported as bad debt expense. Adopting this standard did not require an adjustment to the provision for possible loan losses.

Interest Rate Swap Contracts

     The Company has entered into certain interest rate swap contracts as part of its asset-liability management program to assist in managing the Company's interest rate risk and not for speculative reasons. The notional principal amount of these instruments reflect the extent of the Company's involvement in this type of financial instrument and do not represent the Company's risk of loss due to counterparty nonperformance or due to declines in market value of the swap contracts from changing interest rates. Such swaps are accounted for as hedges on an accrual basis since the swaps were entered into principally to manage the timing differences in repricing characteristics of various outstanding variable rate borrowings. The related swap income or expense is recognized currently, and recorded in the same category as the interest income or expense on the hedged item.

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

Other Real Estate Owned:

     Other real estate owned represents properties acquired through customers' loan defaults. Other real estate owned is stated at an amount equal to the loan balance prior to foreclosure plus cost incurred for improvements to the property, but not more than fair market value of the property. As of December 31, 1997 and 1996, other real estate owned was $785 and $539, respectively, and is included on the balance sheet in other assets.

Investment in Subsidiaries (Parent Company Only):

     The Company's investment in subsidiaries represents the total equity of the Parent Company's wholly-owned subsidiaries, using the equity method of accounting for investments.

Common Stock:

     During 1997, the Company's shareholders approved amendments to the Articles of Incorporation to increase the number of authorized shares of common stock to 20,000,000 from 7,500,000 and to eliminate par value per share of common stock. These changes to the Articles of Incorporation had no effect on the total capital of the Company.

Earnings Per Common Share:

     Effective December 31, 1997, the Company adopted SFAS No. 128 "Earnings Per Share" which establishes standards for the computation, presentation, and disclosure requirements for earnings per share. Basic earnings per common share is computed on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed on the basis of the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options or other common stock equivalents. The assumed exercise of stock options granted in December 1997 (see Note 12) had no dilutive effect. The weighted average number of shares outstanding for all periods has been adjusted to reflect the 1995 acquisition accounted for as a pooling-of-interests.

Statement of Cash Flows:

     For the purposes of presenting the statement of cash flows, the Company has defined cash and cash equivalents as those amounts included in the balance sheet caption "cash and due from banks."

Use of Estimates in Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy. Changes in the overall interest rate environment can significantly affect the Company's net interest income and the value of its recorded assets and liabilities.

Reclassification:

     Certain reclassifications have been made to prior period amounts to conform to the 1997 presentation.

2.  MERGERS AND ACQUISITIONS:

     On August 14, 1996, the Company acquired County in a transaction accounted for under the purchase method of accounting for business combinations. Accordingly, the Company's consolidated financial statements include the operating results of County from the date of acquisition. At the time of acquisition, County had approximately $554,000 in total assets, $411,000 in loans and $365,000 in total deposits. The Company also recorded goodwill and other intangible assets of $14,708 as a result of the application of purchase accounting. Funding for the acquisition was provided by proceeds of $25,824 (net of underwriting discounts and offering expenses totaling $2,176) from the issuance of 1 million shares of common stock, $15,000 of bank borrowings and approximately $7,000 of available cash.

The following summarizes the pro-forma results of operations for the years ended December 31, 1996 and 1995 as if County had been acquired at the beginning of each period presented:

                                            YEARS ENDED
                                            DECEMBER 31,
                                           ----------------
                                           1996        1995
                                           ----        ----
Net Interest Income                      $33,327     $30,820
Net Income                               $ 7,043     $ 8,637
Basic and diluted earnings per share     $  1.77     $  2.17


     On June 30, 1995, the Company completed its merger with Bellbrook, a bank holding company in Bellbrook, Ohio, a suburb of Dayton, with total assets of approximately $23,000. The transaction was accounted for under the pooling-of-interests method of accounting for business combinations and accordingly, the consolidated financial statements have been restated for the periods prior to the merger to include Bellbrook. In connection with the transaction, the Company issued 158,959 of its common shares to Bellbrook's shareholders.

3. CASH AND DUE FROM BANKS:

     The Company is required to maintain average reserve balances with the Federal Reserve Bank. The average required reserve amounted to $5,975 and $5,893 at December 31, 1997 and 1996, respectively.

4.  INVESTMENT SECURITIES:

     During 1995, the Financial Accounting Standards Board (FASB) released a special report entitled, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". This report provided for a one-time opportunity from November 15 to December 31, 1995, to reclassify securities between held-to-maturity and available-for-sale classifications. At December 31, 1995, FNB reclassified certain securities from held-to-maturity to available-for-sale. These securities had an amortized cost of $51,759 and a market value of $52,067 at the date of transfer, resulting in an increase in the carrying value of investments by $308 and a net increase to shareholders' equity of $203 to reflect the unrealized holding gains, net of federal income taxes.

     The amortized cost and estimated fair value of investment securities are as follows:


                                                                   DECEMBER 31, 1997
                                                    ----------------------------------------------
                                                                   GROSS       GROSS     ESTIMATED
                                                    AMORTIZED   UNREALIZED  UNREALIZED     FAIR
                                                      COST         GAINS      LOSSES       VALUE
                                                    ---------   ----------  ----------   ---------
Securities Available-for-Sale:
U.S. Treasury securities                             $  2,558     $   10     $     --     $  2,568
Securities of other government agencies                12,619        143            8       12,754
Obligations of states and political subdivisions       16,627        390           57       16,960
Other securities                                       21,017         30           --       21,047
Mortgage-backed and related securities                181,750      1,625          406      182,969
                                                     --------     ------     --------     --------
                                                     $234,571     $2,198     $    471     $236,298
                                                     --------     ------     --------     --------
Securities Held-to-Maturity:
Obligations of states and political subdivisions     $  5,793     $  175     $      1     $  5,967
Industrial revenue bonds and other                      2,628          2           --        2,630
Mortgage-backed securities                             26,802      1,246           --       28,048
                                                     --------     ------     --------     --------
                                                     $ 35,223     $1,423     $      1     $ 36,645
                                                     --------     ------     --------     --------

                                                                   DECEMBER 31, 1996
                                                    ----------------------------------------------
                                                                   GROSS       GROSS     ESTIMATED
                                                    AMORTIZED   UNREALIZED  UNREALIZED     FAIR
                                                      COST         GAINS      LOSSES       VALUE
                                                    ---------   ----------  ----------   ---------
Securities Available-for-Sale:
U.S. Treasury securities                           $ 11,775       $  107      $    1
                                                                                         $ 11,881
Securities of other government agencies              12,446           48          66       12,428
Obligations of states and political subdivisions     16,090          266          55       16,301
Other securities                                     14,495           --          --       14,495
Mortgage-backed securities                          182,509        1,127         964      182,672
                                                   --------       ------    --------     --------
                                                   $237,315       $1,548      $1,086     $237,777
                                                   --------       ------    --------     --------
Securities Held-to-Maturity:
Securities of other government agencies            $  1,999       $    1      $   --     $  2,000
Obligations of states and political subdivisions      6,266          121          12        6,375
Industrial Revenue Bonds and other                    2,844            2          --        2,846
Mortgage-backed securities                           35,690          741          --       36,431
                                                   --------       ------    --------     --------
                                                   $ 46,799       $  865      $   12     $ 47,652
                                                   --------       ------    --------     --------

          The amortized cost and estimated fair value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                              DECEMBER 31, 1997
                                                                           ---------------------------
                                                                                             ESTIMATED
                                                                           AMORTIZED            FAIR
                                                                              COST              VALUE
                                                                              ----              -----
Securities Available-for-Sale
  Within one year                                                           $  3,973          $  3,998
  After one through five years                                                 6,509             6,641
  After five through ten years                                                19,775            19,999
  After ten years                                                             22,564            22,691
                                                                            --------          --------
                                                                              52,821            53,329
Mortgage-backed and related securities                                       181,750           182,969
                                                                            --------          --------
                                                                            $234,571          $236,298
                                                                            --------          --------


Securities Held-to-Maturity
  Within one year                                                           $    734          $    739
  After one through five years                                                 5,786             5,860
  After five through ten years                                                 1,895             1,990
  After ten years                                                                  6                 8
                                                                            --------          --------
                                                                               8,421             8,597
Mortgage-backed securities                                                    26,802            28,048
                                                                            --------          --------
                                                                             $35,223          $ 36,645
                                                                            --------          --------

          Proceeds from sales of securities available-for-sale during 1997, 1996 and 1995 were $22,195, $16,337, and $12,098, respectively. Gross gains of $125, $60 and $144 and gross losses of $37, $17 and $8 were realized on sales in 1997, 1996 and 1995, respectively.

          Securities available-for-sale with a fair value of $ 141,165 at December 31, 1997 were pledged to secure public deposits and for other purposes required by law.


5.  LOANS:

          The composition of the loan portfolio is as follows:

                                                    DECEMBER 31,
                                              --------------------------
                                                1997             1996
                                                ----             ----
Commercial, financial and industrial          $302,098          $299,630
Real estate--mortgage                          363,333           337,911
Real estate--construction                        9,215             7,716
Consumer                                        86,381            76,598
                                              --------          --------
                                              $761,027          $721,855
                                              --------          --------

          The Company has made loans to certain directors, executive officers, and their affiliates in the ordinary course of business. An analysis of the year ended December 31, 1997 activity with respect to these related party loans is as follows:

                                                                                 DECEMBER 31,
                                                                                     1997
                                                                                     ----
                           Beginning balance                                        $2,926
                           New loans                                                 1,710
                           Repayments                                                 (921)
                           Loans no longer classified as related
                              party loans                                             (103)
                                                                                    ------
                           Ending balance                                           $3,612
                                                                                    ------



          At December 31, 1997 and 1996, and for the years then ended, the recorded investment in loans considered to be impaired under SFAS No. 114 and interest income recognized related thereto was not material. Also, at December 31, 1997 loans serviced for others totaled $229,310.

6.  ALLOWANCE FOR POSSIBLE LOAN LOSSES:

          An analysis of activity in the allowance for possible loan losses is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                           -----------------------------------------
                                            1997              1996              1995
                                            ----              ----              ----
Balance at beginning of period             $ 6,599           $ 3,307           $ 3,095
  Provision charged to operations            1,221             1,257               967
  Addition due to acquisition                   --             2,861                --
  Loans charged off                         (1,772)           (1,099)             (862)
  Loan recoveries                              569               273               107
                                           -------           -------           -------
         Net charge-offs                    (1,203)             (826)             (755)
                                           -------           -------           -------
Balance at end of period                   $ 6,617           $ 6,599           $ 3,307
                                           -------           -------           -------

7.  PREMISES AND EQUIPMENT:

          Premises and equipment are summarized below:

                                                               DECEMBER 31,
                                                        ------------------------
                                                          1997             1996
                                                          ----             ----
Land                                                    $ 1,726          $ 1,623
Buildings and improvements                                7,844            7,354
Furniture, fixture and equipment                         10,000            8,502
Construction in progress                                     --               60
                                                        -------          -------
                                                         19,570           17,539
Less accumulated depreciation and amortization           10,714            9,577
                                                        -------          -------
Premises and equipment, net                             $ 8,856          $ 7,962
                                                        -------          -------


          Total depreciation expense was $1,134, $902 and $793 for the years ended December 31, 1997, 1996 and 1995, respectively.

8.  DEPOSITS:

          A summary of deposits is as follows:

                                                           DECEMBER 31,
                                                    --------------------------
                                                      1997            1996
                                                      ----            ----
Demand, noninterest-bearing                         $ 63,846          $ 56,179
Demand, interest-bearing                             106,325           117,373
Savings                                               88,835            82,034
Time, $100 and over                                  132,958           125,599
Time, other                                          355,083           351,504
                                                    --------          --------
                                                    $747,047          $732,689
                                                    --------          --------

9.  FEDERAL FUNDS PURCHASED:

          Federal funds purchased generally have one- to four-day maturities. The following table reflects the maximum month-end outstandings, average daily outstandings, average rates paid during the year, and the average rates paid at year-end for federal funds purchased:

                                                       YEAR ENDED DECEMBER 31,
                                             -------------------------------------------
                                               1997             1996              1995
                                               ----             ----              ----
Federal funds purchased:
Average balance                              $ 1,605          $ 2,016           $ 2,532
Average rate                                    6.29 %           6.10%             6.30%
Maximum month-end balance                    $12,300          $11,650           $12,600
Balance at year-end                          $12,300          $11,650           $ 7,400
Average rate on balance at year-end             6.07 %           7.50%             5.75%

10.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

          Federal Home Loan Bank (FHLB) advances and other borrowings are as follows:

                                                                        DECEMBER 31,
                                                                 --------------------------
                                                                   1997               1996
                                                                   ----               ----
Term reverse repurchase agreement (5.95%) due 1997               $     --          $  5,000
Term reverse repurchase agreement (6.05%) due 1998                  5,000             5,000
Term reverse repurchase agreement (6.10%) due 1999                  5,000                --
FHLB Advances (average rate 6.34%)                                202,149           199,959
Term debt with a financial institution (7.31%) due 2003            15,000            15,000
                                                                 --------          --------
                                                                 $227,149          $224,959
                                                                 --------          --------

          Minimum annual retirements on borrowings for the next five years consisted of the following at December 31, 1997:

                                                WEIGHTED
                 MATURITY                       AVERAGE          PRINCIPAL
              (PERIOD ENDING)                INTEREST RATE       REPAYMENT
              ---------------                -------------       ---------
                   1998                            6.33%         $172,325
                   1999                            6.22            22,266
                   2000                            6.61             6,501
                   2001                            6.61             7,088
                   2002                            6.79             5,127
                   2003 and thereafter             7.10            13,842
                                                   ----          --------
                        Total                      6.39%         $227,149
                                                   ----          --------

          FHLB advances must be secured by eligible collateral as specified by the FHLB. Accordingly, the Company has a blanket pledge of its first mortgage loan portfolio as collateral for the advances outstanding at December 31, 1997 with a required minimum ratio of collateral to advances of 150%.

          The term reverse repurchase agreements are with Salomon Brothers, Inc. under which the Company sold mortgage-backed securities classified as available-for-sale and with a current carrying and fair value of $12,198 and $10,303 and accrued interest of $102 and $71 at December 31, 1997 and 1996, respectively. The reverse repurchase agreements have a weighted average maturity of one year at December 31, 1997 and 1996.

          The term debt with a financial institution was obtained by the Company to partially fund the acquisition of County. Under terms of the loan agreement, the Company is required to make quarterly interest payments commencing 90 days from the funding date (August 14, 1996) and annual principal payments commencing February 1998. The unpaid loan balance is due in full September 1, 2003. The loan agreement contains certain financial covenants, all of which the Company was in compliance with at December 31, 1997. Also, 100% of the stock of FNB collateralizes this borrowing.


11.  RETIREMENT PLANS:

          The Company has a defined contribution plan which covers substantially all full-time employees. Contributions to the plan are based upon a predetermined percentage of the employees' base compensation. Expenses related to the plan for the years ended December 31, 1997, 1996 and 1995 were approximately $275, $435, and $333, respectively.

          The Company also has 401(k) Retirement Plans which cover substantially all employees with more than one year of service. The Company makes contributions to the plans pursuant to salary savings elections and discretionary contributions as set forth by the provisions of the plans. Employees direct the investment of account balances from plan alternatives. Operations have been charged $396, $240, and $111 for contributions to the plans for the years ended December 31, 1997, 1996 and 1995, respectively.

         The Company maintains an employee stock purchase plan whereby eligible employees and directors, through their plan contributions, may purchase shares of the Company's stock. Such shares, up to a maximum of 18,000 shares, are purchased from treasury stock at fair market value. Minimal expenses were incurred by the Company for the years ended December 31, 1997 and 1996, and 1995, in connection with the plan.

         The Company currently provides certain health care benefits for eligible retirees, using the accrual method of accounting for the projected costs of providing postretirement benefits during the period of employee service. The Company previously accounted for such benefits on a cash basis. Such amounts did not differ significantly from those calculated under the accrual method of accounting. The Company will continue to fund these benefit costs as claims are incurred. During 1997, the Company changed its employee benefit program to no longer provide post retirement benefits to employees who were not eligible to retire as of December 31, 1997. As a result of this plan curtailment, a gain of $500 was recognized and is included in other income in 1997. At December 31, 1997 and 1996, the recorded liability for post retirement benefits was $560 and $1,003, respectively. For the years ended December 31, 1997, 1996, and 1995, health care benefit costs for eligible retirees was $143, $101, and $39, respectively.

12.  STOCK INCENTIVE PLAN

         The Company's Board of Directors has adopted, subject to shareholder approval, the 1997 Omnibus Stock Incentive Plan (the Plan) which provides for the granting of stock options and other stock related awards to key employees. Under the Plan, 400,000 authorized but unissued or reacquired common shares are reserved for issuance. In December 1997, stock options for 46,060 shares were granted, 11,515 shares each at $47.00, $50.00, $53.00 and $56.00 per share, and such grants are subject to approval of the shareholders at the Company's 1998 annual meeting. The market value of the Company's common stock at the date of grant was $47.00 per share. The options vest ratably over four years and expire in December 2017. No compensation expense was recognized in 1997 related to the Plan.

         Also under the Plan, the Company adopted the 1997 Bonus Shares Program whereby eligible employees receiving annual bonus awards may elect to receive up to 50% of such awards in common shares of the Company ("bonus shares"). Employees who elect to receive bonus shares in lieu of cash will receive additional matching shares from the Company equal to 50% of the bonus shares, provided that the employee is continuously employed by the Company and continuously owns the bonus shares for five years from the date of issuance of the bonus shares. Eligible employees elected to receive $203 of their 1997 bonuses in bonus shares which resulted in the issuance of 4,325 shares in 1998, subject to approval of the Plan.

         In the event the Plan receives shareholder approval, the Company will be required to adopt SFAS No. 123 "Accounting for Stock-Based Compensation" which encourages, but does not require, adoption of a fair value-based accounting method for employee stock-based compensation arrangements. As permitted by the statement, the Company intends to follow prior accounting standards in accounting for its stock options.

         For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of the stock options granted in 1997 was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions used in the option pricing model were a risk-free interest rate of 5.75%, an expected life of the option of 7 years, an expected dividend yield of 2.25% and a volatility factor of 21.61%. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost for the Company been determined consistent with SFAS No. 123, net income and basic and diluted earnings per share for the year ended December 31, 1997 would have been $10,759 and $2.70, respectively.

13.  INCOME TAXES:

         The provision for income taxes is summarized below:

                                                YEAR ENDED DECEMBER 31,
                                       --------------------------------------
                                        1997            1996            1995
                                        ----            ----            ----
Current                                $4,453          $1,568          $2,720
Deferred                                1,083             786             (14)
                                       ------          ------          ------
Provision for income taxes             $5,536          $2,354          $2,706
                                       ------          ------          ------

         The following is a reconciliation of income tax at the federal statutory rate to the effective rate of tax on the financial statements:

                                               YEAR ENDED DECEMBER 31,
                                        ------------------------------------
                                        1997           1996            1995
                                        ----           ----            ----
Tax at federal statutory rate            35%             34%             34%
Permanent differences:
Tax-exempt interest, net of
  allowed interest expense               (3)             (6)             (4)
Amortization of intangibles and other     2              --              --
                                         --              --              --
Effective tax rate                       34%             28%             30%
                                         --              --              --

         Deferred income taxes are recognized at prevailing income tax rates for temporary differences between financial statement and income tax bases of assets and liabilities. The components of the net deferred tax asset (liability) were as follows:

                                                         DECEMBER 31,
                                                 --------------------------
                                                     1997           1996
                                                     ----           ----
Deferred tax assets arising from:
  Allowance for possible loan losses             $    2,179      $    2,054
  Reserve for health insurance                          226             383
  Depreciation                                           24              24
  Amortization of intangibles                           181              --
  Purchase accounting adjustments                         7             242
  Serviced loan interest                                113             151
  Other                                                 252             362
                                                 ----------      ----------
         Total deferred tax assets                    2,982           3,216
                                                 ----------      ----------
Deferred tax liabilities arising from:
  Gain on sale of loans                               1,304           1,072
  Deferred loan fees and costs                          953             952
  FHLB stock dividends                                  944             475
  Unrealized holding gains on securities                589             157
  Other, net                                            273             127
                                                 ----------      ----------
         Total deferred tax liabilities               4,063           2,783
                                                 ----------      ----------
Net deferred tax asset (liability)               $   (1,081)     $      433
                                                 ----------      ----------


         The Company did not record a valuation allowance at December 31, 1996 as the net deferred tax asset was considered to be realizable based on the level of anticipated future taxable income. Net deferred tax assets and liabilities and federal income tax expense in future years can be significantly affected by changes in enacted tax rates.

County qualified under provisions of the Internal Revenue Code which permitted deductions for bad debts based on a percentage of taxable income before such deductions or based on specified experience formulas. On August 20, 1996, President Clinton signed into law the Small Business Job Protection Act which included a repeal of the special thrift bad debt provisions. Although the percentage of taxable income method will no longer be available to County, the tax requirement to invest in certain qualifying types of investments and loans has been eliminated, thus providing greater flexibility to County in structuring its balance sheet to maximize returns. These related tax changes had no significant impact on the Company's financial position or results of operations.

14.  LEASE COMMITMENTS:

         The Company leases equipment, land at two branch locations, and certain office space. One land lease has five renewal options for five years each and the other has a lease term until 2073.

         A summary of noncancelable future operating lease commitments at December 31, 1997 follows:

         1998                                            $   512
         1999                                                301
         2000                                                148
         2001                                                 93
         2002                                                 16
         2003 and thereafter                                 389
                                                         -------
                                                         $ 1,459
                                                         -------

         Rent expense under all lease obligations, including month-to-month agreements, aggregated approximately $512, $319, and $155 for the years ended December 31, 1997, 1996 and 1995, respectively.


15. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

         In the normal course of business, the Company is party to financial instruments with off-balance-sheet risk, necessary to meet the financing needs of its customers. These financial instruments include loan commitments, and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The total amounts of financial instruments with off-balance-sheet risk are as follows:

                                                                      DECEMBER 31,
                                                               ------------------------
                                                                  1997            1996
                                                                  ----            ----
Financial instruments whose contract amounts represent
   credit risk:
Loan commitments                                               $ 77,354        $ 47,646
Standby letters of credit                                           456             734

         Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

         Interest rate swaps generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying notional amount. Notional amounts represent agreed upon amounts on which calculations of interest payments to be exchanged are based. Notional amounts do not represent direct credit exposures. The actual market or credit exposure of this type of financial instrument is significantly less than the notional amount. Direct credit exposure is limited to the net difference between the calculated pay and receive amounts on each transaction, which is generally netted and paid or received monthly, and the inability of the counterparty to meet the terms of the contract. This risk is normally a small percentage of the notional amount and fluctuates as interest rates move up and down. Market risk is more directly measured by the fair values of the interest rate swap agreements. The Company had $52,500 and $27,500, respectively, of notional swap principal contracts outstanding at December 31, 1997 and 1996 related to asset-liability management activities. These swap contracts have maturity dates ranging from December 1999 to October 2002 and require the Company to pay a fixed rate of interest ranging from 6.09% to 6.58% in return for receiving a variable rate of interest based on the three month London Inter Bank Offered Rate (LIBOR). For the years ended December 31, 1997 and 1996, interest expense on swap contracts was $147 and $28, respectively, and is included with interest expense on borrowings. No such contracts were outstanding during 1995.

         The Company offers credit cards in an agency capacity for another institution. Under certain circumstances, the credit cards are issued with recourse to the Company. The total of these credit lines with recourse to the Company is approximately $1,948 and $2,022 of which $367 and $329 represent outstanding balances at December 31, 1997 and 1996, respectively.

         In addition to the financial instruments with off-balance sheet risks, the Company has commitments to lend money which have been approved by the Small Business Administration's (SBA) 7(a) program. Such commitments carry SBA guarantees on individual credits ranging from 29% to 80% of principal balances. The total of such commitments at December 31, 1997 and 1996, were $18,760 and $13,966, respectively, with guaranteed principal by the SBA totaling $12,806 and $8,415, respectively.

         The Company has no significant concentrations of credit risk with any individual counter-party. The Company's lending is concentrated primarily in the State of Ohio market area.

16. SHAREHOLDERS' EQUITY:

         The payment of dividends by banking subsidiaries is subject to regulatory restrictions by various regulatory authorities. These restrictions for national banks provide that dividends in any calendar year generally shall not exceed the total net profits of that year plus the retained net profits of the preceding two years. In addition, for all banks, dividend payments may not reduce capital levels below minimum regulatory guidelines. At December 31, 1997, $10,494 of the retained earnings of the banking subsidiaries is available for the payment of dividends to the Company without regulatory agency approval.


17.  REGULATORY CAPITAL REQUIREMENTS:

         The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiaries must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulators to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the applicable regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company meets all capital adequacy requirements to which it is subject.

         As of December 31, 1997, the most recent notifications from the various primary regulators of the Company and its subsidiaries categorized each entity as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's actual capital amounts and ratios are as follows:

                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                      For Capital             Prompt Corrective
                                                  Actual           Adequacy Purposes          Action Provisions
                                            Amount      Ratio      Amount      Ratio        Amount           Ratio
                                            ------      -----      ------      -----        ------           -----
As of December 31, 1997:
  Total Capital (to Risk-Weighted
    Assets):
  Consolidated                             $77,859      11.32%     $55,045      8.00%       $68,806          10.00%
  FNB                                       38,979      13.66       22,821      8.00         28,526          10.00
  County                                    41,039      11.68       28,097      8.00         35,122          10.00
  Bellbrook                                  3,640      10.25        2,840      8.00          3,550          10.00

  Tier 1 Capital (to Risk-Weighted
    Assets):
  Consolidated                              71,319      10.37       27,522      4.00         41,284           6.00
  FNB                                       35,718      12.52       11,410      4.00         17,115           6.00
  County                                    38,094      10.85          N/A       N/A         21,073           6.00
  Bellbrook                                  3,306       9.31        1,420      4.00          2,130           6.00

  Tier 1 Capital (to Average Assets):
  Consolidated                              71,319       6.52       32,802      3.00         54,670           5.00
  FNB                                       35,718       7.37       14,539      3.00         24,231           5.00
  County                                    38,094       6.60       17,310      3.00         28,851           5.00
  Bellbrook                                  3,306       7.86        1,263      3.00          2,104           5.00


18.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

         Provided below is the information required by SFAS No. 107, "Disclosures About Fair Value of Financial Instruments". The amounts provided represent estimates of fair values at a particular point in time. Significant estimates regarding economic conditions, loss experience, risk characteristics associated with particular financial instruments and other factors were used for the purposes of this disclosure. These estimates are subjective in nature and involve matters of judgment. Therefore, they cannot be determined with precision. Changes in the assumptions could have a material impact on the estimates shown.

         While the estimated fair value amounts are designed to represent estimates of the amounts at which these instruments could be exchanged in a current transaction between willing parties, many of the Company's financial instruments lack an available trading market as characterized by willing parties engaging in an exchange transaction. In addition, with the exception of its available-for-sale securities portfolio, it is the Company's intent to hold its financial instruments to maturity and, therefore, it is not probable that the fair values shown will be realized.

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

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to make that value:

                           Cash and Due From Banks, Federal Funds Sold and Federal Funds Purchased --The carrying amount approximates fair value.

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

                           Deposits--Under SFAS No. 107, the fair value of demand deposits, savings accounts and certain money market deposits with no stated maturity is equal to the amount payable on demand. The estimated fair value of fixed maturity certificates of deposit is based on discounted cash flow analyses using market rates currently offered for deposits of similar remaining maturities.

                           Federal Home Loan Bank advances and other borrowings--Estimated fair value of Federal Home Loan Bank advances and other borrowings were based on discounted cash flow analyses using current rates for the same advances.

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


         The fair values of financial instruments were as follows:

                                                                            December 31, 1997               December 31, 1996
                                                                       --------------------------     --------------------------
                                                                        Carrying          Fair          Carrying         Fair
                                                                         Amount           Value          Amount          Value
                                                                         ------           -----          ------          -----
Cash and due from banks                                                $   21,650      $   21,650     $   18,856        $ 18,856
Federal funds sold                                                             49              49          2,193           2,193
Securities available-for-sale                                             236,298         236,298        237,777         237,777
Securities held-to-maturity                                                35,223          36,645         46,799          47,652
Loans, net of allowance for loan losses                                   754,410         755,177        715,256         717,875
Demand and savings deposits                                               259,006         259,006        255,586         255,586
Time deposits                                                             488,041         490,055        477,103         478,188
Federal funds purchased                                                    12,300          12,300         11,650          11,650
Federal Home Loan Bank advances and other borrowings                      227,149         227,192        224,959         224,763
Interest rate swaps                                                            --            (579)            --             (73)


19.  PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION:

         Parent Company only condensed financial information is as follows:

                             CONDENSED BALANCE SHEET
                           DECEMBER 31, 1997 AND 1996

                                                                  DECEMBER 31,
                                                            --------------------------
                                                               1997            1996
                                                               ----            ----
Assets:
Cash                                                        $       --        $    306
  Investment in repurchase agreement with subsidiary             8,000           7,000
  Investment in subsidiaries                                    88,938          83,605
  Intangible assets                                              2,200           2,800
  Other assets                                                   1,560             500
                                                            ----------        --------
         Total assets                                       $  100,698        $ 94,211
                                                            ----------        --------
Liabilities and equity:
  Long-term borrowings                                      $   15,000        $ 15,000
  Other liabilities                                                365           1,317
                                                            ----------        --------
  Total liabilities                                             15,365          16,317
Shareholders' equity                                            85,333          77,894
                                                            ----------        --------
         Total liabilities and equity                       $  100,698        $ 94,211
                                                            ----------        --------




                         CONDENSED STATEMENT OF INCOME
            FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND 1995


                                                               YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------
                                                      1997            1996            1995
                                                      ----            ----            ----
Dividends from subsidiaries                         $  9,000       $   7,500         $ 2,000
Interest income                                            3               7              16
Interest expense                                      (1,138)           (422)             --
Operating expenses                                    (2,121)           (895)           (477)
                                                    --------       ---------         -------
Income before income tax and
  equity in earnings of subsidiaries                   5,744           6,190           1,539
Federal income tax benefit                             1,029             520             128
                                                    --------       ---------         -------
Income before equity in
  earnings of subsidiaries                             6,773           6,710           1,667
Earnings in excess of (less than) dividends            3,997            (751)          4,545
                                                    --------       ---------         -------
Net income                                          $ 10,770       $   5,959         $ 6,212
                                                    --------       ---------         -------

                       CONDENSED STATEMENT OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND 1995

                                                          YEAR ENDED DECEMBER 31,
                                                 -------------------------------------
                                                   1997            1996          1995
                                                   ----            ----          ----
Cash flows from operating activities:
Net income                                       $ 10,770       $  5,959       $ 6,212
Adjustments to reconcile net income
  to net cash provided by operations:
Amortization and depreciation                         628            218             9
(Increase) decrease in other assets                (1,086)         1,412        (1,539)
(Decrease) increase in other liabilities              548           (201)          (15)
Earnings less than (in excess of) dividends        (3,997)           751        (4,545)
                                                 --------       --------       -------
Net cash provided by operating  activities          6,863          8,139           122
                                                 --------       --------       -------
Cash flows from investing activities:
Acquisition of County                              (1,500)       (46,612)           --
Investment in subsidiary                             (500)            --            --
Purchase of equipment and other assets                 (2)          (321)          (13)
Decrease (increase) in repurchase
  agreement with subsidiary                        (1,000)         1,530         2,570
                                                 --------       --------       -------
Net cash provided by (used for)
  investing activities                             (3,002)       (45,403)        2,557
                                                 --------       --------       -------
Cash flows from financing activities:
Issuance of common stock                               --         25,824            --
Increase in long-term debt                             --         15,000            --
Cash dividends paid                                (4,179)        (3,515)       (2,715)
Purchase of treasury stock                           (433)            --          (139)
Treasury shares issued and other                      445            254           155
                                                 --------       --------       -------
Net cash provided by (used in)
   financing activities                            (4,167)        37,563        (2,699)
                                                 --------       --------       -------
Net increase (decrease) in cash                      (306)           299           (20)
Cash, beginning of period                             306              7            27
                                                 --------       --------       -------
Cash, end of period                              $     --       $    306       $     7
                                                 --------       --------       -------


         The Parent Company paid $3,300, $2,255 and $2,360 for income taxes in 1997, 1996 and 1995 and $1,133 and $277 for interest in 1997 and 1996.

20.  SAVINGS ASSOCIATION INSURANCE FUND RECAPITALIZATION:

         On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996, which included provisions recapitalizing the Savings Association Insurance Fund (SAIF), provides for the eventual merger of the thrift fund with the Bank Insurance Fund (BIF), and reallocates payment of the annual Financing Corp. (FICO) bond obligation. As part of the package, the Federal Deposit Insurance Corp. (FDIC) imposed a special one-time assessment of
65.7 basis points applied against SAIF assessable deposits as of December 31, 1995, which brought the SAIF up to the statutorily prescribed 1.25% designated reserve ratio. The special assessment, which was paid in November 1996, was included as a $2,309 pretax charge to the Company's operations in September 1996. This assessment reduced the Company's earnings in 1996 by approximately $1,524 or $.45 per share.

21.  NEW ACCOUNTING PRONOUNCEMENTS:

         SFAS No. 130 "Reporting Comprehensive Income" was issued in June 1997 and is effective for financial statements issued for periods beginning after December 15, 1997. The statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company's comprehensive income, determined in accordance with the provisions of the statement, for the year ended December 31, 1997 was $11.6 million.

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

         In December 1996, SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" was issued. Under SFAS No. 127 the effective date of the SFAS No. 125 requirements related to transfers of financial assets was deferred to those transfers occurring after December 31, 1997, specifically, such transfers involving repurchase agreements. The Company will adopt SFAS No. 127 as required, although it is not expected to have a material impact on the Company's statement of position or results of operations.

22.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1997 and 1996:

                                                     First          Second          Third          Fourth
(Dollars in thousands except per share amounts)     Quarter        Quarter         Quarter         Quarter
                                                    -------        -------         -------         -------
       1997
Interest Income                                     $20,651        $21,305         $21,316         $21,297
Net interest income                                   9,093          9,290           9,011           8,919
Provision for possible loan losses                      298            317             304             302
Income before income taxes                            3,971          4,031           4,132           4,172
Net income                                            2,632          2,678           2,724           2,736
Basic and diluted earnings per share                $  0.66        $  0.67         $  0.68           $0.69

       1996
Interest income                                     $ 9,141        $ 8,965         $14,765         $20,306
Net interest income                                   4,733          4,517           6,612           8,685
Provision for possible loan losses                      292            318             316             331
Income (loss) before income taxes                     2,618          2,144             (83)          3,634
Net income                                            1,855          1,552              46           2,506
Basic and diluted earnings per share                $  0.62        $  0.52         $  0.01           $0.63

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent auditors on accounting and financial disclosure matters during the periods covered by this report.


                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                        *

ITEM 11: EXECUTIVE COMPENSATION

                                        *

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                        *

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                        *








* Reference is made to the information under the captions "Election of Directors," "Executive Officers," "Executive Compensation, "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1998, which is incorporated by this reference into this annual report.

                                     PART IV

ITEM 14:      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


         (a)  (1) Financial Statements

              BancFirst Ohio Corp. and Subsidiaries:
                  Report of Independent Accountants
                  Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Income for the Years Ended
                   December 31, 1997, 1996 and 1995
                  Consolidated Statements of Changes in Stockholders' Equity for
                    the Years Ended December 31, 1997, 1996 and 1995
                  Consolidated Statements of Cash Flows for the Years ended
                    December 31, 1997, 1996 and 1995
                  Notes to Consolidated Financial Statements

         (a)  (2) Financial Statement Schedules

              Other schedules to the financial statements for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (a)  (3) Exhibits

              List and Index on page 61.

         (b)  None

         (c) The exhibits required by Item 601 of Regulation S-K are filed as a separate part of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BANCFIRST OHIO CORP.

                                         By:____________________________________
                                              William F. Randles
                                              Director and Chairman of the Board
Dated:   Zanesville, Ohio
         March __, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                           Title                              Date
----------                                           -----                              ----
(Signed) /s/ PHILLIP E. BURKE                        Director                           March __, 1998
---------------------------------------
Philip E. Burke


(Signed) /s/ GARY N.. FIELDS                         Director and Chief                 March __, 1998
---------------------------------------              Executive Officer
Gary N. Fields

(Signed) /s/ RICHARD O. JOHNSON                      Director                           March __, 1998
---------------------------------------
Richard O. Johnson


(Signed) /s/ MILMAN H. LINN, III                     Director                           March __, 1998
---------------------------------------
Milman H. Linn, III


(Signed) /s/ JAMES L. NICHOLS                        Director                           March __, 1998
---------------------------------------
James L. Nichols


(Signed) /s/ KARL C. SAUNDERS                        Director                           March __, 1998
---------------------------------------
Karl C. Saunders


(Signed) /s/ J. W. STRAKER, JR.                      Director                           March __, 1998
---------------------------------------
J. W. Straker, Jr.


(Signed) /s/ WILLIAM F. RANDLES                      Director and Chairman              March __, 1998
---------------------------------------              of the Board
William F. Randles


(Signed) /s/ KIM M. TAYLOR                           Chief  Financial Officer and       March __, 1998
---------------------------------------              Chief Accounting Officer
Kim M. Taylor

                             Exhibit List and Index
                         BancFirst Ohio Corp. Form 10-K
                      for the year ended December 31, 1997

                                                                                                                   SEQUENTIALLY
EXHIBIT NO.        DESCRIPTION                                                                                     NUMBERED PAGE
-----------        -----------                                                                                     -------------

2.1                Stock Purchase  Agreement by and between the Company and First  Financial  Group,  Inc.
                   dated  March 27,  1996  (incorporated  by  reference  to Exhibit  2.1 to the  Company's              ---
                   Registration Statement on Form S-3, Registration No. 333-06707).

3.1                Articles of  Incorporation  of the Company,  as amended  (incorporated  by reference to
                   Exhibit 3.1 to the Company's  Form 10-K for the year ended  December 31, 1991,  Exhibit
                   3.3 to the Company's  form 10-K for the year ended December 31, 1992 and Exhibit 3.6 to              ---
                   the Company's Form 10-K for the year ended December 31, 1994).

3.2                Code of Regulations of the Company,  as amended  (incorporated  by reference to Exhibit
                   3.2 to the  Company's  form 10-K for the year ended  December 31, 1991,  Exhibit 3.4 to
                   the  Company's  Form 10-K for the year ended  December  31,  1992 an Exhibit 3.5 to the              ---
                   Company's Form 10-K for the ended December 31, 1993).

10.3               Loan  Agreement by and between the Company and LaSalle  National  Bank dated August 14,
                   1996  (incorporated  by  reference  to  Exhibit  10.1  to  the  Company's  Registration              ---
                   Statement on Form S-3, Registration No. 333-06707).

*11.1              Computation of Per Share Earnings                                                                    64

*21.1              Subsidiaries  of  the  Company  (incorporated  by  reference  to  Exhibit  21.1  to the              ---
                   Company's Form 10-K for the year ended December 31, 1996)

*23.1              Consent of Coopers & Lybrand                                                                         65

*27.1              Financial Data Schedule                                                                              ---

------------------
*Filed herewith.