Form 10-Q
period 1998-03-31
BANCFIRST OHIO CORP
filed 1998-05-14
CIK 868572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                               Yes  X      No
                                   ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                                Outstanding as of May 11, 1998
           -----                                ------------------------------
Common Stock, No Par Value                                 3,986,374

                                           INDEX
                                    BANCFIRST OHIO CORP.
PART I. FINANCIAL INFORMATION                                                     PAGE NO.
                                                                                  --------
         Item 1. Financial Statements

                  Consolidated Balance Sheet.......................................  3

                  Consolidated Statement of Income.................................  4

                  Consolidated Statement of Cash Flows.............................  5

                  Notes to Consolidated Financial Statements.......................  6

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations...............................................  7-17

PART II. OTHER INFORMATION

         Other Information.........................................................  18

         Item 1. Legal Proceedings
         Item 2. Changes in Securities
         Item 3. Defaults upon Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K
                    (a) Exhibits on Item 601 of Regulation S-K
                    (b) Exhibit 27: Financial Data Schedule
                    (c) Reports on Form 8-K


Signatures                 ........................................................  19

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                            BANCFIRST OHIO CORP.
                                         CONSOLIDATED BALANCE SHEET
                                                 (UNAUDITED)
                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                                                               MARCH 31            DEC. 31
                                                                                 1998               1997
                                                                              ----------         ----------
                  ASSETS:
Cash and due from banks                                                       $   22,851         $   21,650
Federal funds sold                                                                    23                 49
Securities held-to-maturity, at amortized cost (approximate
    fair value of $33,931 and $36,645 in 1998 and 1997,
    respectively)                                                                 32,783             35,223
Securities available-for-sale, at fair value                                     239,810            236,298
                                                                              ----------         ----------
         Total securities                                                        272,593            271,521
                                                                              ----------         ----------
  Loans, net of unearned income                                                  776,213            761,027
  Allowance for possible loan losses                                              (6,719)            (6,617)
                                                                              ----------         ----------
         Net loans                                                               769,494            754,410
                                                                              ----------         ----------
Bank premises and equipment, net                                                   9,442              8,856
Accrued interest receivable                                                        7,185              6,946
Intangible assets                                                                 12,339             12,687
Other assets                                                                      21,053              5,499
                                                                              ----------         ----------
         Total assets                                                         $1,114,980         $1,081,618
                                                                              ==========         ==========

               LIABILITIES:
Deposits:
         Non-interest-bearing deposits                                        $   56,351         $   63,846
         Interest-bearing deposits                                               703,824            683,201
                                                                              ----------         ----------
           Total deposits                                                        760,175            747,047
Federal funds purchased                                                            2,300             12,300
Federal Home Loan Bank advances and other borrowings                             257,214            227,149
Accrued interest payable                                                           2,885              2,426
Other liabilities                                                                  5,325              7,363
                                                                              ----------         ----------
         Total liabilities                                                     1,027,899            996,285
                                                                              ----------         ----------

          SHAREHOLDERS' EQUITY:
Common stock, no par value, 20,000,000 shares authorized,
  4,038,244 and 4,033,919 shares issued in 1998 and 1997, respectively            63,633             63,343
Retained earnings                                                                 23,789             22,057
Accumulated other comprehensive income - unrealized
 holding gains on securities available-for-sale, net                                 928              1,140
Treasury stock, 53,227 and 53,830 shares, at cost, in 1998
  and 1997, respectively                                                          (1,269)            (1,207)
                                                                              ----------         ----------
Total shareholders' equity                                                        87,081             85,333
                                                                              ----------         ----------
         Total liabilities and shareholders' equity                           $1,114,980         $1,081,618
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

                              BANCFIRST OHIO CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATE)


                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                              ---------
                                                        1998           1997
                                                        ----           ----
Interest income:
  Interest and fees on loans                          $16,492        $15,534
  Interest and dividends on securities:
    Taxable                                             4,260          4,618
    Tax-exempt                                            306            332
  Other interest income                                   177            189
                                                      -------        -------
         Total interest income                         21,235         20,673
                                                      -------        -------
Interest expense:
  Deposits                                              8,480          7,932
  Borrowings                                            3,620          3,626
                                                      -------        -------
         Total interest expense                        12,100         11,558
                                                      -------        -------
         Net interest income                            9,135          9,115
Provision for possible loan losses                        307            298
                                                      -------        -------
         Net interest income after
            provision for possible loan losses          8,828          8,817
                                                      -------        -------

Other income:
  Trust and custodian fees                                453            422
  Customer service fees                                   483            479
  Gain on sale of loans                                 1,114            491
  Other                                                   260            120
  Investment securities gains, net                         24             22
                                                      -------        -------
         Total other income                             2,334          1,534
                                                      -------        -------

Other expense:
  Salaries and employee benefits                        3,834          3,581
  Net occupancy expense                                   385            402
  Amortization of intangibles                             354            396
  Other                                                 2,421          2,001
                                                      -------        -------
         Total other expense                            6,994          6,380
                                                      -------        -------
  Income before income taxes                            4,168          3,971
  Provision for Federal income taxes                    1,360          1,339
                                                      -------        -------
Net income                                            $ 2,808        $ 2.632
                                                      =======        =======

Basic and diluted earnings per share                  $  0.35        $  0.33
                                                      =======        =======

Weighted average common shares outstanding:
         Basic                                          7,964          7,963
                                                      =======        =======
         Diluted                                        7,969          7,963
                                                      =======        =======

Cash dividends per common share                       $  0.14        $  0.13
                                                      =======        =======

Total cash dividends paid                             $ 1,076        $ 1,035
                                                      =======        =======

The accompanying notes are an integral part of the financial statements.

                                          BANCFIRST OHIO CORP.
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (UNAUDITED)
                                         (DOLLARS IN THOUSANDS)
                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                                      --------
                                                                                1998             1997
                                                                                ----             ----
Cash flows from operating activities:
  Net income                                                                  $  2,808         $  2,632
  Adjustments to reconcile net income to net cash provided
    by operations:
  Depreciation and amortization                                                    685            1,017

  Provision for possible loan losses                                               307              298
  Gain on sale of assets                                                        (1,138)            (513)
  Increase in interest receivable                                                 (239)            (504)
  Decrease (increase) in other assets                                             (827)           1,786
  Increase in interest payable                                                     459              596
  Decrease in other liabilities                                                 (2,038)          (1,735)
  FHLB stock dividend                                                             (287)            (234)
                                                                              --------         --------
         Net cash provided by (used in) operating activities                      (270)           3,343
                                                                              --------         --------

Cash flows from investing activities:
  (Increase) decrease in federal funds sold and short term investments              26             (845)
  Proceeds from maturities of securities held-to-maturity                        1,802              769
  Proceeds from maturities and sales of securities available-for-sale           29,239           20,995
  Purchase of securities available-for-sale                                    (32,125)         (32,801)
  Increase in loans, net                                                       (31,649)          (5,402)
  Purchase of loans                                                            (18,837)          (7,374)

  Purchases of equipment and other assets                                         (879)            (420)
  Proceeds from sale of loans                                                   36,549           11,339
  Purchase of bank owned life insurance                                        (15,000)              --
  Decrease in payable related to acquisition of County Savings Bank                 --           (1,500)
                                                                              --------         --------

         Net cash used in investing activities                                 (30,874)         (15,239)
                                                                              --------         --------
Cash flows from financing activities:
  Decrease in federal funds purchased                                          (10,000)          (7,150)
  Increase in Federal Home Loan Bank advances and other borrowings              30,065           20,514
  Net increase in deposits                                                      13,128              659
  Cash dividends paid                                                           (1,076)          (1,035)
  Issuance of stock, net                                                           228                2
                                                                              --------         --------
         Net cash provided by financing activities                              32,345           12,990
                                                                              --------         --------

         Net increase in cash and due from banks                                 1,201            1,094

Cash and due from banks, beginning of period                                    21,650           18,856
                                                                              --------         --------

Cash and due from banks, end of period                                        $ 22,851         $ 19,950
                                                                              ========         ========

Supplemental cash flow disclosures:
  Income taxes paid                                                           $  1,200         $     --
                                                                              ========         ========
  Interest paid                                                               $ 11,641         $ 11,112
                                                                              ========         ========

The accompanying notes are an integral part of the financial statements

                              BANCFIRST OHIO CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1998 (UNAUDITED)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of BancFirst Ohio Corp. ("Company"), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997 for additional disclosures, including a summary of the Company's accounting policies. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 presentation.

1)       BASIS OF PRESENTATION:

         The consolidated financial statements include the accounts of the Company and each of its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

2)       NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company's comprehensive income, determined in accordance with the provisions of the statement, was $2,596 and $1,567 for the three months ended March 31,1998 and 1997, respectively.

3)       SUBSEQUENT EVENTS

         On April 7, 1998, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend, payable May 19, 1998 to shareholders of record as of April 28, 1998. All per share information has been adjusted for the retroactive effect of this stock split.

         On April 23, 1998, the Company's shareholders approved the 1997 Omnibus Stock Incentive Plan which provides for the granting of stock options and other stock related awards to key employees.

4)       COMPUTATION OF EARNINGS PER SHARE

         The computation of earnings per share is as follows. All share amounts are adjusted to give retroactive effect to the stock split disussed in
         Note 3 above:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                                -----------
                                                            1998          1997
                                                            ----          ----
         Actual weighted average common
           shares outstanding                               7,964         7,963
                                                           ======        ======

         Dilutive common stock equivalents:
           Stock options                                        1            --
           Bonus shares - Company match                         4            --
                                                           ------        ------

         Weighted average common shares outstanding
          adjusted for dilutive common stock equivalents    7,969         7,963
                                                           ======        ======

         Net Income                                        $2,808        $2,632
                                                           ======        ======

         Basic earnings per share                          $ 0.35        $ 0.33
                                                           ======        ======

         Diluted earnings per share                        $ 0.35        $ 0.33
                                                           ======        ======

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

         This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its Banking Subsidiaries operate); competition for the Company's customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates; prepayments of loans and securities; material unforeseen changes in the liquidity, results of operations, or other financial position of the Company's customers; delays in, customers' reactions to, and other unforeseen complications with respect to the planned merger of the Company's banking subsidiaries under a single national bank charter; and other risks detailed in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

         BANCFIRST OHIO CORP.
         SELECTED FINANCIAL DATA:
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                               AT OR FOR THE THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                                 1998               1997
                                                                                 ----               ----
         STATEMENT OF INCOME DATA:
           Interest income                                                    $   21,235         $   20,673
           Interest expense                                                       12,100             11,558
                                                                              ----------         ----------
           Net interest income                                                     9,135              9,115
           Provision for possible loan losses                                        307                298
           Non-interest income                                                     2,334              1,534
           Non-interest expense                                                    6,994              6,380
                                                                              ----------         ----------
           Income before income taxes                                              4,168              3,971
           Provision for Federal income taxes                                      1,360              1,339
                                                                              ----------         ----------
           Net income                                                         $    2,808         $    2,632
                                                                              ==========         ==========

         PER SHARE DATA (1)
           Basic earnings per share                                           $     0.35         $     0.33
           Diluted earnings per share                                               0.35               0.33
           Dividends                                                                0.14               0.13
           Book value                                                              10.93               9.86
           Tangible book value                                                      9.38               8.12

         BALANCE SHEET DATA:
           Total assets                                                       $1,114,980         $1,068,688
            Loans                                                                776,213            723,667
            Allowance for possible loan losses                                     6,719              6,691
            Securities                                                           272,593            294,658
            Deposits                                                             760,175            733,198
            Borrowings                                                           259,514            249,973
            Shareholders' equity                                                  87,081             78,428

         PERFORMANCE RATIOS (2):
            Return on average assets                                                1.04%              0.99%
            Return on average equity                                               13.23              13.56
            Tangible return on average tangible equity                             17.11              18.72
            Net interest margin                                                     3.64               3.66
            Interest rate spread                                                    3.19               3.21
            Non-interest income to average assets                                   0.86               0.58
            Non-interest expense to average assets                                  2.46               2.26
            Efficiency ratio (3)                                                   57.14              55.43

         ASSET QUALITY RATIOS:
            Non-performing loans to total loans                                     0.36%              0.41%
            Non-performing assets to total assets                                   0.29               0.32
            Allowance for possible loan losses to total loans                       0.87               0.92
            Allowance for possible loan losses to non-performing loans             238.9              227.4
            Net charge-offs to average loans (2)                                    0.11               0.12

         CAPITAL RATIOS:
            Shareholders' equity to total assets                                    7.81%              7.34%
            Tier 1 capital to total assets                                          6.80%              6.16%
            Tier 1 capital to risk-weighted assets                                 10.37%             10.21%

(1) Adjusted to give retroactive effect to the two-for-one stock split declared April 7, 1998.
(2)      Ratios are stated on an annualized basis.
(3) The efficiency ratio is equal to non-interest expense (excluding amortization expense) divided by net interest income on a fully tax equivalent basis plus non-interest income excluding gains on sales of securities.

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

                                                                    Three Months Ended March 31,
                                       ..................1998..................     ...................1997..................
                                                                  (Dollars in thousands)
                                        Average         Income/         Yield/       Average          Income/         Yield/
                                        Balance         Expense         Rate(1)      Balance          Expense         Rate(1)
                                        -------         -------         -------      -------          -------         -------
Securities:
   Taxable                             $  245,186         4,431           7.33%     $  276,194        $ 4,766           7.00%
   Tax-exempt                              23,266           463           8.07          25,286            502           8.05
                                       ----------       -------                     ----------        -------
   Total securities                       268,452         4,894           7.39         301,480          5,268           7.09

Loans (2):
   Commercial                             312,372         7,135           9.26         308,432          7,281           9.57
   Real estate                            371,332         7,345           8.02         340,769          6,529           7.77
   Consumer                                85,196         2,031           9.67          76,300          1,746           9.28
                                       ----------       -------                     ----------        -------
   Total loans                            768,900        16,511           8.71         725,501         15,556           8.70

Federal funds sold                            565             8           5.74           3,598             41           4.62
                                       ----------       -------                     ----------        -------

Total earning assets (3)                1,037,917        21,413           8.37       1,030,579         20,865           8.21%

Non-interest earning assets                57,508                                       44,243
                                       ----------                                   ----------

Total assets                           $1,095,425                                   $1,074,822
                                       ==========                                   ==========


Interest-bearing deposits:
   Demand and savings deposits            209,673         1,515           2.93%     $  204,400        $ 1,333           2.64%
   Time deposits                          494,060         6,966           5.72         482,783          6,601           5.55
                                       ----------       -------                     ----------        -------
   Total deposits                         703,733         8,481           4.89         687,183          7,934           4.68

Borrowings                                244,640         3,621           6.00         251,108          3,625           5.85
                                       ----------       -------                     ----------        -------

Total interest-bearing liabilities        948,373        12,102           5.18         938,291         11,559           5.00

Non interest-bearing deposits              49,206                                       47,383
                                           ------                                   ----------

Subtotal                                  997,579                                      985,674

Accrued expenses and other liabilities     11,743                                       10,427
                                       ----------                                   ----------

Total liabilities                       1,009,322                                      996,101

Shareholders' equity                       86,103                                       78,721
                                       ----------                                   ----------

Total liabilities and shareholders'
   equity                              $1,095,425                                   $1,074,822
                                       ==========                                   ==========

Net interest income and
   interest rate spread (4)                             $ 9,311           3.19%                       $ 9,306           3.21%
                                                        =======          =====                        =======          =====
Net interest margin (5)                                                   3.64%                                         3.66%
                                                                         =====                                         =====

Average interest-earning assets to
   average interest-bearing
   liabilities                                                           109.4%                                        109.8%

(1)  Calculated on an annualized basis.
(2)  Non-accrual loans are included in the average loan balances.
(3) Interest income is computed on a fully tax equivalent (FTE) basis, using a tax rate of 35% in 1998 and 34% in 1997.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) The net interest margin represents net interest income as a percentage of average interest-earning assets.

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


                                            THREE MONTHS ENDED MARCH 31,
                                                   1998 VS. 1997
                                                   (IN THOUSANDS)
                                                INCREASE (DECREASE)
                                                -------------------

                                         VOLUME         RATE          TOTAL
                                         ------         ----          -----
Interest-earning assets:
Securities:
  Taxable                                 $(553)        $ 218         $(335)
  Non-taxable                               (40)            1           (39)
                                          -----         -----         -----
         Total securities                  (593)          219          (374)
                                          -----         -----         -----
Loans:
  Commercial                                 92          (238)         (146)
  Real estate                               600           216           816
  Consumer                                  210            75           285
                                          -----         -----         -----
         Total loans                        902            53           955
                                          -----         -----         -----
Federal funds sold                          (41)            8           (33)
                                          -----         -----         -----

Total interest-earning assets (1)           267           281           548
                                          -----         -----         -----

Interest-bearing liabilities:
Deposits:
  Demand and savings deposits                35           147           182
  Time deposits                             156           209           365
                                          -----         -----         -----
Total interest-bearing deposits             191           356           547
Borrowings                                  (95)           91            (4)
                                          -----         -----         -----

Total interest-bearing liabilities           96           447           543
                                          -----         -----         -----

Net interest income                       $ 171         $(166)        $   5
                                          =====         =====         =====

(1) Computed on a fully tax-equivalent basis, assuming a tax rate of 35%.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND
1997

         Net Income. Net income for the three months ended March 31, 1998 increased 6.7% to $2.8 million, compared to net income of $2.6 million for the three months ended March 31, 1997. Basic and diluted earnings per share in the first quarter of 1998 (adjusted to give retroactive effect to the two-for-one stock split payable May 19, 1998 to shareholders of record as of April 28, 1998) equaled $0.35, compared to $0.33 for the same period in 1997. Net interest income increased .2% in the three months ended March 31, 1998, as compared to the same period in 1997 while the provision for possible loan losses and non-interest expense increased 3.0% and 9.6%, respectively. Non-interest income increased 52.2% from the comparative period. The Company's net interest margin decreased to 3.64% for the first quarter of 1998, compared to 3.66% for the same period in 1997. Increases in non-interest income related primarily to higher levels of gains on sales of loans, that resulted from increased lending activity due to the favorable interest rate environment.

Non-interest expense increased primarily due to increased personnel costs resulting from staff additions. The Company's return on average assets and return on average equity were 1.04% and 13.23%, respectively, in the first quarter of 1998, compared to .99% and 13.56%, respectively, in the first quarter of 1997.

         Interest Income. Total interest income increased 2.7% to $21.2 million for the three months ended March 31, 1998, compared to $20.7 million for the first quarter of 1997. This increase was primarily attributed to a 16 basis point increase in the average yield on interest-earning assets which increased to 8.37% during the three months ended March 31, 1998, compared to 8.21% during the same three month period in 1996. The Company's yield on average loans increased from 8.68% during the three months ended March 31, 1997 to 8.71% during the three months ended March 31, 1998. The average yield in both periods benefited from approximately $150,000 of additional accretion of discounts on SBA loans as a result of prepayments. Yields on the investment portfolio increased from 7.09% during the first quarter of 1997 to 7.39% during the first quarter of 1998. The yield on investments for the first quarter 1998 benefited approximately 20 basis points from $135,000 of additional accretion of discounts on mortgage-backed and other securities that resulted from prepayments. Further prepayments of loans and securities in the future could have an adverse effect on the Company's average yield on earning assets as well as the Company's net interest margin as a result of the prepayment of higher yielding assets that are replaced with lower yielding assets originated in the current interest rate environment.

         Interest Expense. Total interest expense increased 4.7% to $12.1 million for the three months ended March 31, 1998, compared to $11.6 million for the three months ended March 31, 1997. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding and due to a higher cost of funds during the first quarter of 1998, as compared to the same period in 1997. The average balance of interest-bearing liabilities increased $10.1 million, or 1.1%, from the first quarter in 1997 to the first quarter in 1998. Average interest-bearing deposits increased 2.4%, from $687.2 million to $703.3 million.

         The Company's cost of funds increased to 5.18% in the three months ended March 31, 1998 compared to 5.00% in the same period of 1997. The cost of funds was affected by the continued shift by customers into higher yielding certificates of deposit and higher borrowing costs associated with interest rate swap transactions which have been utilized to extend the repricing terms of a portion of the Company's borrowings that reprice on a short term basis. At March 31, 1998 the Company had interest rate swap transactions outstanding with a total notional amount of $51.9 million compared to $27.5 million at March 31, 1997. All swap contracts require the Company to pay a fixed rate of interest in return for receiving a variable rate of interest.

         Provision for Possible Loan Losses. The provision for possible loan losses was $307,000 for the three months ended March 31, 1998, compared to $298,000 in the first quarter of 1997. Total non-performing loans decreased 4.5% to $2.8 million at March 31, 1998, from $2.9 million at March 31, 1997. The allowance for possible loan losses at March 31, 1998 was $6.7 million, or .87% of total loans and 238.9% of non-performing loans compared to $6.7 million, or
 .92% of total loans and 227.4% of non-performing loans at March 31, 1997. Management's estimate of the adequacy of its allowance for possible loan losses is based upon its continuing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix and selected credits are factors that affect judgments concerning the adequacy of the allowance.

         Non-Interest Income. The following table sets forth the Company's non-interest income for the periods indicated:


                                    THREE MONTHS ENDED
                                         MARCH 31,
                                       ------------
                                    1998          1997
                                    ----          ----
                                      (IN THOUSANDS)

Trust and custodian fees           $  453        $  422
Customer service fees                 483           479
Investment securities gains            24            22
Gains on sales of loans             1,114           491
Other                                 260           120
                                   ------        ------
         Total                     $2,334        $1,534
                                   ======        ======

         Total non-interest income was $2.3 million for the three months ended March 31,1998, compared to $1.5 million for the same period a year ago. This increase was primarily attributed to a $623,000 increase in gains on sales of loans. During the first quarter of 1998, the Company sold approximately $6.0 million of the guaranteed portion of loans originated under the SBA and other government guarantee programs compared to $6.4 million in the first quarter of 1997, realizing gains of $613,000 in 1998, compared to gains of $435,000 in 1997. In addition, the Company sold $29.4 million of residential mortgage loans during the first quarter of 1998, realizing gains of $501,000 compared to gains of $56,000 in the first quarter of 1997 on sales of loans totaling $4.5 million. Also, in the first quarter of 1998, servicing fee income associated with SBA loans was reduced $244,000 for additional amortization of capitalized servicing assets due to prepayments of the underlying loans (see also Interest Income above regarding additional accretion of related discounts) compared to $274,000 in the first quarter of 1997. At March 31, 1998, unamortized capitalized servicing assets related to SBA loans totaled $2.1 million while discounts associated with the retained portion of SBA loans totaled $1.8 million. While management cannot predict, with certainty, the timing of future prepayments, further prepayments of SBA loans are not expected to have a materially adverse affect on the Company's results of operations.

         Customer service fees, representing service charges on deposits and fees from other banking services, increased .8% in the first quarter of 1998, to $483,000, from $479,000 in the first quarter of 1997. Trust income increased 7.4% to $453,000 in the first quarter of 1998, from $422,000 in the first quarter of 1997. Growth in trust and custodian fees resulted primarily from higher asset values. The $140,000 increase in other income to $260,000 in the first quarter of 1998 compared to $120,000 in the first quarter of 1997 resulted from earnings on bank owned life insurance that the Company purchased in January 1998.

         Non-Interest Expense. The following table sets forth the Company's non-interest expense for the periods indicated:


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                          ------------
                                                       1998          1997
                                                       ----          ----
                                                         (IN THOUSANDS)

Salaries and employee benefits                        $3,834        $3,581
Net occupancy expense                                    385           402
Furniture, fixtures and equipment                        207           194
Data processing                                          341           264
Taxes other than income taxes                            217           271
Federal deposit insurance                                 71            33
Amortization of goodwill and other intangibles           354           396
Other                                                  1,585         1,239
                                                      ------        ------
         Total                                        $6,994        $6,380
                                                      ======        ======

         Total non-interest expense increased $614,000 to $7.0 million in the three months ended March 31, 1998, compared to $6.4 million in the three months ended March 31, 1997. This increase generally resulted from expansion of the Company's operating activities and addition of loan production personnel.

         Salaries and employee benefits increased 7.1% to $3.8 million and represented approximately 57.7% of total operating expenses (non-interest expense less amortization of intangibles) in the three months ended March 31, 1998 compared to 59.8% in the first quarter of 1997. The average full time equivalent staff increased 5.8% from 358 in 1997 to 379 in 1998.

         Net occupancy expense decreased to $385,000 in the first quarter of 1998 from $402,000 in the first quarter of 1997. This decrease resulted from lower rent and depreciation expenses.

         Furniture, fixtures and equipment expense increased $13,000, for the first quarter of 1998. The increase in furniture and equipment expense was due principally to higher depreciation costs.

         Data processing expense increased $79,000, or 72.4%, for the first quarter of 1998. Higher costs in 1998 resulted from continued enhancement of technology throughout the Company. Costs associated with the conversion of County Savings Bank's (County) data processing systems also contributed to the higher expense levels in the first quarter of 1998.

         Taxes other than income taxes decreased $54,000, for the first quarter of 1998 compared to the first quarter of 1997. This decrease resulted from credits for overpayment of taxes in prior years being recognized in the first quarter of 1998.

         Federal deposit insurance expense increased $38,000 to $71,000 in 1998 from $33,000 in the first quarter of 1997 primarily as a result of 1997's expense being reduced $44,000 for a credit received as a result of changes to the Savings Association Insurance Fund assessment rates in the fourth quarter of 1996.

         Amortization of goodwill and other intangible assets resulting from the application of purchase accounting in connection with the County acquisition totaled $348,000 during the first quarter of 1998 compared to $389,000 in the first quarter of 1997.

         Other non-interest expenses increased 27.9% to $1.6 million during the first quarter of 1998 compared to $1.2 million in the first quarter of 1997. Other operating costs increased during the first quarter of 1998 as a result of increased lending activities, expansion of the Company's product lines and in preparation of the May 16, 1998 merger of the Company's banking subsidiaries under a single bank charter.

         The efficiency ratio is one method used in the banking industry to assess profitability. It is defined as non-interest expense less amortization expense divided by the net revenue stream, which is the sum of net interest income on a tax-equivalent basis and non-interest income excluding net investment securities gains or losses. The Company's efficiency ratio was 57.1% for the first quarter of 1998, compared to 55.4% for the comparable period in 1997. Controlling costs and improving productivity, as measured by the efficiency ratio, is considered by management a primary factor in enhancing performance. Operating expense levels have increased in 1998 as a result of the Company's continued expansion into new markets, addition of loan production personnel in existing markets as well as increased volume of lending activities, and overall inflation.

         Provision for Income Taxes. The Company's provision for Federal income taxes was $1.4 million, or 32.6% of pretax income, for the three months ended March 31, 1998 compared to $1.3 million, or 33.7% of pretax income, for the three months ended March 31, 1997. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans, the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense, and earnings on bank owned life insurance.


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

         Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as "other real estate owned" until such time as it is sold or otherwise disposed of. The Company owned $457,000 of such property at March 31, 1998 compared to $785,000 at December 31, 1997 and $523,000 at March 31, 1997.

         Non-performing loans totaled $2.8 million, or 0.36% of total loans, at March 31, 1998, compared to $2.2 million, or .29% of total loans at year end 1997 and $2.9 million, or 0.41% of total loans, at March 31, 1997. Non-performing assets totaled $3.3 million, or 0.29% of total assets at March 31, 1998, compared to $3.0 million, or 0.28% of total assets, at December 31, 1997 and $3.5 million, or .32% of total assets at March 31, 1997. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the table below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms. The following is an analysis of the composition of non-performing assets:

                                              MARCH 31,    DECEMBER 31,     MARCH 31,
                                                1998           1997           1997
                                                ----           ----          ------
                                                      (DOLLARS IN THOUSANDS)
Non-accrual loans                              $1,295         $  832         $1,682
Accruing loans 90 days or more past due         1,517          1,386          1,261
                                               ------         ------         ------
Total non-performing loans                      2,812          2,218          2,943
Other real estate owned                           457            785            523
                                               ------         ------         ------
Total non-performing assets                    $3,269         $3,003         $3,466
                                               ======         ======         ======

Non-performing loans to total loans              0.36%          0.29%          0.41%
Non-performing assets to total assets            0.29%          0.28%          0.32%

         Non-performing loans considered to be impaired under Statement of Financial Accounting Standards No. 114 at March 31, 1998 and the related effects on earnings during the periods presented were not material.

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


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                            ------------
                                                       1998              1997
                                                       ----              ----
                                                       (DOLLARS IN THOUSANDS)

Balance at beginning of period                       $  6,617          $  6,599
Provision charged to expense                              307               298
Loans charged-off                                        (384)             (331)
Recoveries of loans previously
  charged-off                                             179               125
                                                     --------          --------
Balance at end of period                             $  6,719          $  6,691
                                                     ========          ========


Loans outstanding at end of period                   $776,213          $723,667
Average loans outstanding                            $768,900          $725,501
Allowance as a percent of loans outstanding              0.87%             0.92%
Net charge-offs to average loans (annualized)            0.11%             0.12%
Allowance for possible loan losses
 to non-performing loans                                238.9%            227.4%


         The allowance for possible loan losses totaled $6.7 million at March 31, 1998, representing .87% of total loans, compared to $6.7 million at March 31, 1997, or .92% of total loans. Charge-offs represent the amount of loans actually removed as earning assets from the balance sheet due to uncollectibility. Amounts recovered on previously charged-off assets are netted against charge-offs, resulting in net charge-offs for the period. Net loan charge-offs for the three months ended March 31, 1998 were $205,000, compared to net charge-offs of $206,000 for the same period in 1997. Charge-offs have been made in accordance with the Company's standard policy and have occurred primarily in the commercial and consumer loan portfolios.

         The allowance for possible loan losses as a percentage of non-performing loans ("coverage ratio"), was 238.9% at March 31, 1998, compared to 227.4% at March 31, 1997. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the adequacy of the allowance by management. Total non-performing loans as a percentage of total loans remained a relatively low 0.36% of total loans at March 31, 1998.

COMPARISON OF MARCH 31, 1998 AND DECEMBER 31, 1997 FINANCIAL CONDITION

         Total assets amounted to $1.11 billion at March 31, 1998, compared to $1.08 billion at December 31, 1997, an increase of $33.4 million, or 3.1%.

         Total investment securities increased by $1.1 million to $272.6 million. The Company's general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its investment securities as available-for-sale. At March 31, 1998, 88.0% of the total investment portfolio was classified as available-for-sale, while those securities which the Company intends to hold to maturity represented the remaining 12.0%. This compares to 87.0% and 13.0% classified as available-for-sale and held to maturity, respectively, at December 31, 1997.

         Total loans increased $15.2 million to $776.2 million at March 31, 1998. This increase reflects the Company's continued emphasis on increasing the loan portfolio in order to improve overall earning asset yields.

         Premises and equipment increased from $8.9 million at December 31, 1997 to $9.4 million at March 31, 1998, relating primarily to data processing equipment purchases associated with the conversion of County's data processing systems and enhancement of technology throughout the Company.

         Other assets increased from $5.5 million at December 31, 1997 to $21.1 million at March 31, 1998 primarily as a result of the Company's purchase of $15.0 million of bank owned life insurance.

         Total deposits increased to $760.2 million at March 31, 1998 from $747.0 million at December 31, 1997. The Company continues to emphasize growth in its existing retail deposit base provided incremental deposit growth is cost effective compared to alternative funding sources. Total interest-bearing deposits accounted for 92.6% of total deposits at March 31, 1998, compared to 91.5% at December 31, 1997.

         Total borrowings increased $20.1 million to $259.5 million at March 31, 1998, compared to $239.4 million at December 31, 1997. This increase resulted primarily from funding needs associated with increases in loans and other assets.


LIQUIDITY AND CAPITAL RESOURCES

         The objective of liquidity management is to ensure the availability of funds to accommodate customer loan demand as well as deposit withdrawals while continuously seeking higher yields from longer term lending and investing opportunities. This is accomplished principally by maintaining sufficient cash flows and liquid assets along with consistent stable core deposits and the capacity to maintain immediate access to funds. These immediately accessible funds may include federal funds sold, unpledged marketable securities, reverse repurchase agreements or available lines of credit from the Federal Reserve Bank, Federal Home Loan Bank (FHLB), or other financial institutions. An important factor in the preservation of liquidity is the maintenance of public confidence, as this facilitates the retention and growth of a large, stable supply of core deposits in funds.

         The Company's principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB as well as other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. The investment portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $239.8 million were classified as available-for-sale as of March 31, 1998, representing 88.0% of the total investment portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity.

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

         The Company obtained a $15 million term loan with a financial institution in order to partially fund the acquisition of County. Under the terms of the loan agreement, the Company is required to make quarterly interest payments and annual principal payments, based on a ten year amortization, which commenced in February 1998. The unpaid loan balance is due in full September 1, 2003. The loan agreement also contains certain financial covenants all of which the Company was in compliance with at March 31, 1998.

         Shareholders' equity at March 31, 1998 was $87.1 million, compared to prior year-end shareholders' equity of $85.3 million, an increase of $1.7 million. This increase resulted from the retention of earnings, net of dividends paid of $1.1 million, offset by the change in unrealized gains on available-for-sale securities from $1.1 million at December 31, 1997 compared to $928,000 at March 31, 1998

         Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At March 31, 1998, the Company had a total risk-based capital ratio of 11.3%, of which 10.4% consisted of Tier 1 capital. The leverage ratio for the Company at March 31, 1998, was 6.8%.

         Cash dividends declared to shareholders of the Company totaled $1.1 million, or $0.14 per share, during the first three months of 1998. This compares to dividends of $1.0 million, or $0.13 per share, for the same period in 1997. Cash dividends paid as a percentage of net income amounted to 38.3% and 39.3% for the three months ended March 31, 1998 and 1997, respectively.

         Considering the Company's capital adequacy, profitability, available liquidity sources and funding sources, the Company's liquidity is considered by management to be adequate to meet current and projected needs.

CONTINGENCIES AND UNCERTAINITIES - YEAR 2000

         The Company has conducted a review of its data processing systems to identify the applications that could be affected by the start of a new century (the "Year 2000 Issue"). During 1996, The First National Bank of Zanesville
(FNB) converted to a new core data processing software system. County converted to this system in February, 1998 and the Company currently plans to convert the Bellbrook Community Bank (Bellbrook) to this system later in 1998. Based upon these conversions as well as the Company's aforementioned review of system applications, the Year 2000 Issue is not expected to pose significant operational problems for the Company. The Company has also reviewed its ancillary systems for potential problems that could occur as a result of the Year 2000 Issue and intends to test all critical systems for Year 2000 compliance later in 1998. In addition, the Company is developing procedures for identifying potential problems that the Company's borrowers may experience. Consideration is also being given to providing assistance to such borrowers in addressing the Year 2000 Issue. Management does not expect the additional costs of bringing the Company's systems into Year 2000 compliance to have a materially adverse effect on the Company's financial condition, results of operations or liquidity, and does not anticipate any disruption in its operations as a result of Year 2000 compliance.

RECENT DEVELOPMENTS

         On March 20, 1998, FNB received approval from the Office of the Comptroller of the Currency to merge County and Bellbrook under the national bank charter of FNB. This merger is expected to be consummated on May 16, 1998. Following the merger, County and Bellbrook branches will operate under the name of Bank First National, a division of the First National Bank of Zanesville while FNB branches will continue to operate under the name First National Bank.

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

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits on Item 601 of Regulation S-K

        Exhibit 3(a) - Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Company's Form 10- K for year ended December 31, 1991, Exhibit 3.3 to the Company's Form 10-K for the year ended December 31, 1992 and Exhibit 3.6 to the Company's Form 10-K for the year ended December 31, 1994).

        Exhibit 3(b) - Code of Regulations, as amended (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 3,1, 1991, Exhibit 3.4 to the Company's Form 10-K for the year ended December 31, 1992 and Exhibit 3.5 to the Company's Form 10-K for the year ended December 31, 1993).

        (b) Exhibit 27: Financial Data Schedule

        (c) Reports on Form 8-K      - None -

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BancFirst Ohio Corp.
                                   (Registrant)

Date                               (Signed) /s/ Gary N. Fields
     ------------------            --------------------------------------------
                                   Gary N. Fields
                                   President and
                                   Chief Executive Officer

Date                               (Signed) /s/Kim M. Taylor
     ------------------            --------------------------------------------
                                   Kim M. Taylor
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)