Form 10-Q
period 1998-06-30
BANCFIRST OHIO CORP
filed 1998-08-14
CIK 868572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    -----------

                         Commission File Number 0-18840

                              BancFirst Ohio Corp.
             (Exact name of registrant as specified in its charter)

             Ohio                                                31-1294136
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                     422 Main Street Zanesville, Ohio 43701
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (740) 452-8444
              (Registrant's telephone number, including area code)

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

                              Yes   X     No
                                  -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                                Outstanding as of August 10, 1998
          -----                                ---------------------------------
Common Stock, No Par Value                                 7,970,573

                                      INDEX
                              BANCFIRST OHIO CORP.

PART I. FINANCIAL INFORMATION                                           PAGE NO.
                                                                        --------

         Item 1. Financial Statements

                  Consolidated Balance Sheet..............................  3

                  Consolidated Statement of Income........................  4

                  Consolidated Statement of Cash Flows....................  5

                  Notes to Consolidated Financial Statements.............. 6-7

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... 8-21

PART II. OTHER INFORMATION

         Other Information................................................ 22-23

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

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                            BANCFIRST OHIO CORP.
                                         CONSOLIDATED BALANCE SHEET
                                                 (UNAUDITED)
                                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                               JUNE 30,           DEC. 31,
                                                                                 1998               1997
                                                                              -----------------------------
                  ASSETS:

Cash and due from banks                                                       $   30,432         $   21,650
Federal funds sold                                                                 4,483                 49
Securities held-to-maturity, at amortized cost (approximate
    fair value of $29,966 and $36,645 in 1998 and 1997,
    respectively)                                                                 29,012             35,223
Securities available-for-sale, at fair value                                     300,329            236,298
                                                                              ----------         ----------
         Total securities                                                        329,341            271,521
                                                                              ----------         ----------
  Loans, net of unearned income                                                  764,564            761,027
  Allowance for possible loan losses                                              (6,662)            (6,617)
                                                                              ----------         ----------
         Net loans                                                               757,902            754,410
                                                                              ----------         ----------
Bank premises and equipment, net                                                  10,715              8,856
Accrued interest receivable                                                        7,117              6,946
Intangible assets                                                                 12,013             12,687
Other assets                                                                      21,063              5,499
                                                                              ----------         ----------
         Total assets                                                         $1,173,066         $1,081,618
                                                                              ==========         ==========

               LIABILITIES:
Deposits:
         Non-interest-bearing deposits                                        $   63,667         $   63,846
         Interest-bearing deposits                                               709,014            683,201
                                                                              ----------         ----------
           Total deposits                                                        772,681            747,047
                                                                              ----------         ----------
Federal funds purchased                                                               --             12,300
Federal Home Loan Bank advances and other borrowings                             307,401            227,149
Accrued interest payable                                                           2,720              2,426
Other liabilities                                                                  2,391              7,363
                                                                              ----------         ----------
         Total liabilities                                                     1,085,193            996,285
                                                                              ----------         ----------

          SHAREHOLDERS' EQUITY:
Common stock, No par or stated value, 20,000,000 shares authorized,
  8,076,488 and 8,067,838 shares issued in 1998 and 1997 respectively             63,920             63,343
Retained earnings                                                                 24,936             22,057
Accumulated other comprehensive income - unrealized holding
   gains on securities available for sale, net                                       741              1,140
Treasury stock, 111,044 and 107,660 shares, at cost, in 1998
  and 1997, respectively                                                          (1,724)            (1,207)
                                                                              ----------         ----------
Total shareholders' equity                                                        87,873             85,333
                                                                              ----------         ----------
         Total liabilities and shareholders' equity                           $1,173,066         $1,081,618
                                                                              ==========         ==========

The accompanying notes are an integral part of the financial statements.

                                            BANCFIRST OHIO CORP.
                                      CONSOLIDATED STATEMENT OF INCOME
                                                (UNAUDITED)
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             JUNE 30,                      JUNE 30,
                                                             --------                      --------
                                                        1998           1997           1998           1997
                                                      ----------------------        ----------------------
Interest income:
  Interest and fees on loans                          $16,690        $16,256        $33,182        $31,790
  Interest and dividends on securities:
    Taxable                                             4,347          4,741          8,778          9,507
    Tax-exempt                                            327            337            633            669
  Other interest income                                    65             19             71             60
                                                      -------        -------        -------        -------
         Total interest income                         21,429         21,353         42,664         42,026
                                                      -------        -------        -------        -------
Interest expense:
  Deposits                                              8,603          8,252         17,083         16,184
  Borrowings                                            3,802          3,763          7,422          7,389
                                                      -------        -------        -------        -------
         Total interest expense                        12,405         12,015         24,505         23,573
                                                      -------        -------        -------        -------
         Net interest income                            9,024          9,338         18,159         18,453
Provision for possible loan losses                        318            317            625            615
                                                      -------        -------        -------        -------
         Net interest income after
            provision for possible loan losses          8,706          9,021         17,534         17,838
                                                      -------        -------        -------        -------

Other income:
  Trust and custodian fees                                566            432          1,019            854
  Customer service fees                                   511            489            994            968
  Gain on sale of loans                                 1,023            454          2,137            945
  Other                                                   623            363            883            483
  Investment securities gains, net                         --             78             24            100
                                                      -------        -------        -------        -------
         Total other income                             2,723          1,816          5,057          3,350
                                                      -------        -------        -------        -------

Non-interest expense:
  Salaries and employee benefits                        4,239          3,695          8,073          7,276
  Net occupancy expense                                   384            418            769            820
  Amortization of intangibles                             354            396            708            792
  Other                                                 3,272          2,297          5,693          4,298
                                                      -------        -------        -------        -------
         Total non-interest expense                     8,249          6,806         15,243         13,186
                                                      -------        -------        -------        -------
  Income before income taxes                            3,180          4,031          7,348          8,002
  Provision for Federal income taxes                      953          1,353          2,313          2,692
                                                      -------        -------        -------        -------

         Net income                                   $ 2,227        $ 2,678        $ 5,035        $ 5,310
                                                      =======        =======        =======        =======

Basic and diluted earnings per share                  $  0.28        $  0.34        $  0.63        $  0.67
                                                      =======        =======        =======        =======

Weighted average common shares outstanding:
         Basic                                          7,974          7,963          7,969          7,963
                                                      =======        =======        =======        =======
         Diluted                                        7,984          7,963          7,977          7,963
                                                      =======        =======        =======        =======
Cash dividends per common share                       $  .135        $  0.13        $  0.27        $  0.26
                                                      =======        =======        =======        =======

The accompanying notes are an integral part of the financial statements.

                                          BANCFIRST OHIO CORP.
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (UNAUDITED)
                                             (IN THOUSANDS)
                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30
                                                                                       -------
                                                                                1998             1997
                                                                             --------------------------
Cash flows from operating activities:
  Net income                                                                     5,035            5,310
  Adjustments to reconcile net income to net cash provided
    by operations:
  Depreciation and amortization                                                  2,482            2,127
  Provision for possible loan losses                                               625              615
  Gain on sale of assets                                                        (2,161)          (1,045)
  Increase in interest receivable                                                 (171)            (696)
  Decrease (increase) in other assets                                             (952)             408
  Increase in interest payable                                                     294              779
  Decrease in other liabilities                                                 (4,972)          (1,671)
  FHLB stock dividend                                                             (566)            (505)
                                                                             ---------         --------
         Net cash provided by (used in) operating activities                      (386)           5,322
                                                                             ---------         --------


Cash flows from investing activities:
  Increase in federal funds sold and short term investments                     (4,434)          (1,370)
  Proceeds from maturities of securities held-to-maturity                        6,489            3,699
  Proceeds from maturities and sales of securities available-for-sale           37,601           47,188
  Purchase of securities held-to-maturity                                           --              (14)
  Purchase of securities available-for-sale                                   (102,138)         (45,052)
  Increase in loans, net                                                       (51,631)         (17,103)
  Purchase of loans                                                            (18,837)         (52,132)
  Purchases of equipment and other assets                                       (2,448)          (1,026)
  Proceeds from sale of loans                                                   68,076           22,460
  Purchase of bank owned life insurance                                        (15,000)              --
  Decrease in payable related to acquisition of County Savings Bank                 --           (1,500)
                                                                             ---------         --------
         Net cash used in investing activities                                 (82,322)         (44,850)
                                                                             ---------         --------


Cash flows from financing activities:
  Decrease in federal funds purchased                                          (12,300)         (11,650)
  Increase in Federal Home Loan Bank advances and other borrowings              80,252           30,445
  Net increase in deposits                                                      25,634           22,933
  Cash dividends paid                                                           (2,156)          (2,070)
  Reissuance (purchase) of treasury stock, net                                      60              (10)
                                                                             ---------         --------
         Net cash provided by financing activities                              91,490           39,648
                                                                             ---------         --------

         Net increase in cash and due from banks                                 8,782              120

Cash and due from banks, beginning of period                                    21,650           18,856
                                                                             ---------         --------


Cash and due from banks, end of period                                       $  30,432         $ 18,976
                                                                             =========         ========

     The accompanying notes are an integral part of the financial statements

                              BANCFIRST OHIO CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 (UNAUDITED)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of BancFirst Ohio Corp. ("Company"), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997 for additional disclosures, including a summary of the Company's accounting policies. The results of operations for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 presentation.

1)       BASIS OF PRESENTATION:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The First National Bank of Zanesville (FNB). On May 16, 1998, County Savings Bank (County) and the Bellbrook Community Bank were merged under the national bank charter of FNB. All significant intercompany transactions and accounts have been eliminated in consolidation.

2)       NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company's comprehensive income, determined in accordance with the provisions of the statement, was $2,040 and $3,073 for the three months ended June 30,1998 and 1997, respectively and $4,636 and $4,640 for the six months ended June 30, 1998 and 1997, respectively.

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments and for hedging activities. The provisions of this statement will primarily impact the accounting for the Company's interest rate swap transactions which had a total notional amount of $51.9 million at June 30, 1998. The Company has not determined what impact this standard will have on its financial statements.

3)       COMMON STOCK

         On April 7, 1998, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend which was paid May 19, 1998 to shareholders of record as of April 28, 1998. All per share information has been retroactively adjusted for the effect of this stock split.

         On April 23, 1998, the Company's shareholders approved the 1997 Omnibus Stock Incentive Plan which provides for the granting of stock options and other stock related awards to key employees.

4)       COMPUTATION OF EARNINGS PER SHARE

         The computation of earnings per share is as follows. All share amounts are adjusted to give retroactive effect to the stock split discussed in
         Note 3 above:

                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             JUNE 30,                    JUNE 30,
                                                             --------                    --------
                                                        1998          1997          1998          1997
                                                        ----          ----          ----          ----
                                                           (In Thousands, except per share amounts)
Actual weighted average common                          7,974         7,963         7,969         7,963
 shares outstanding

Dilutive common stock equivalents:
  Stock options                                             6            --             4            --
  Bonus shares - Company match                              4            --             4            --
                                                       ------        ------        ------        ------

Weighted average common shares outstanding
 adjusted for dilutive common stock equivalents         7,984         7,963         7,977         7,963
                                                       ------        ------        ------        ------

Net Income                                             $2,227        $2,678        $5,035        $5,310
                                                       ------        ------        ------        ------

Basic earnings per share                               $ 0.28        $ 0.34        $ 0.63        $ 0.67
                                                       ------        ------        ------        ------

Diluted earnings per share                             $ 0.28        $ 0.34        $ 0.63        $ 0.67
                                                       ------        ------        ------        ------

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

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its Bank Subsidiary operate); competition for the Company's customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates; prepayments of loans and securities; material unforeseen changes in the liquidity, results of operations, or other financial position of the Company's customers; delays in, customers' reactions to, and other unforeseen complications with respect to the merger of the Company's banking subsidiaries; and other risks detailed in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

BANCFIRST OHIO CORP.
SELECTED FINANCIAL DATA:
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                                       AT OR FOR THE
                                                                  AT OR FOR THE THREE MONTHS         SIX MONTHS ENDED
                                                                        ENDED JUNE 30,                   JUNE 30,
                                                                     1998            1997           1998          1997
                                                                  --------------------------      ---------------------
STATEMENT OF INCOME DATA:
  Interest income                                                 $   21,429      $   21,353      $42,664       $42,026
  Interest expense                                                    12,405          12,015       24,505        23,573
                                                                  ----------      ----------      -------       -------
  Net interest income                                                  9,024           9,338       18,159        18,453
  Provision for possible loan losses                                     318             317          625           615
  Non-interest income                                                  2,723           1,816        5,057         3,350
  Non-interest expense                                                 8,249           6,806       15,243        13,186
                                                                  ----------      ----------      -------       -------
  Income before income taxes                                           3,180           4,031        7,348         8,002
  Provision for Federal income taxes                                     953           1,353        2,313         2,692
                                                                  ----------      ----------      -------       -------
  Net income                                                      $    2,227      $    2,678      $ 5,035       $ 5,310
                                                                  ==========      ==========      =======       =======

PER SHARE DATA(1):
  Basic earnings per share                                        $     0.28      $     0.34      $  0.63       $  0.67
  Diluted earnings per share                                            0.28            0.34         0.63          0.67
  Dividends                                                             0.14            0.13         0.27          0.26
  Book value                                                           11.03           10.11          N/A           N/A
  Tangible book value                                                   9.52            8.43          N/A           N/A

BALANCE SHEET DATA:
  Total assets                                                    $1,173,066      $1,098,666          N/A           N/A
   Loans                                                             764,564         769,356          N/A           N/A
   Allowance for possible loan losses                                  6,662           6,937          N/A           N/A
   Securities                                                        329,341         278,038          N/A           N/A
   Deposits                                                          772,681         755,472          N/A           N/A
   Borrowings                                                        307,401         255,404          N/A           N/A
   Shareholders' equity                                               87,873          80,454          N/A           N/A

PERFORMANCE RATIOS (2):
   Return on average assets                                             0.81%           0.98%        0.92%         0.99%
   Return on average equity                                            10.17           13.43        11.67         13.49
   Tangible return on average tangible equity                          13.40           18.25        15.24         18.44
   Net interest margin                                                  3.54            3.65         3.59          3.66
   Interest rate spread                                                 3.12            3.21         3.16          3.21
   Non-interest income to average assets                                0.99            0.67         0.93          0.62
   Non-interest expense to average assets (2)                           2.43            2.35         2.44          2.30
   Efficiency ratio (3)                                                55.93           56.80        56.52         56.07

ASSET QUALITY RATIOS:
   Non-performing loans to total loans                                  0.37%           0.41%         N/A           N/A
   Non-performing assets to total assets                                0.28            0.35          N/A           N/A
   Allowance for possible loan losses to total loans                    0.87            0.90          N/A           N/A
   Allowance for possible loan losses to non-performing loans          237.6           218.9          N/A           N/A
   Net charge-offs to average loans (4)                                 0.20            0.04         0.15%         0.08%

CAPITAL RATIOS:
   Shareholders' equity to total assets                                 7.49%           7.32%         N/A           N/A
   Tier 1 capital to average total assets                               6.88            6.28          N/A           N/A
   Tier 1 capital to risk-weighted assets                              10.44           10.10          N/A           N/A

(1) Adjusted to give retroactive effect to the two-for-one stock split paid May 19, 1998 to shareholders of record as of April 28, 1998.
(2) Excludes amortization expense and non-recurring expenses totaling $1,222 in the three month and six month periods ended June 30, 1998.
(3) The efficiency ratio is equal to non-interest expense (excluding amortization and non-recurring expenses) divided by net interest income on a fully tax equivalent basis plus non-interest income excluding gains on sales of securities.
(4)      Ratios are stated on an annualized basis.

OVERVIEW

         The reported results of the Company primarily reflect the operations of the Company's bank subsidiary. The Company's results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the primary contributor to the Company's income is net interest income, which is defined as the difference between the interest the Company earns on interest-earning assets, such as loans and securities, and the interest the Company pays on interest-bearing liabilities, such as deposits and borrowings. The Company's operations are also affected by non-interest income, such as checking account and trust fees and gains from sales of loans. The Company's principal operating expenses, aside from interest expense, consist of salaries and employee benefits, occupancy costs, federal deposit insurance assessments, and other general and administrative expenses.

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

                                Three Months Ended June 30,                              Six Months Ended June 30,
                  ............1998...........  ...........1997........... ............1998...........  ...........1997...........
                                   (Dollars in Thousands)                                  (Dollars in Thousands)
                   Average    Income/ Yield/   Average    Income/ Yield/   Average    Income/ Yield/   Average    Income/ Yield/
                   Balance    Expense Rate(1)  Balance    Expense Rate(1)  Balance    Expense Rate(1)  Balance    Expense Rate(1)
                  ----------  -------  ----   ----------  -------  ----   ----------  -------  ----   ----------  -------  ----
Securities:
 Taxable          $  249,787  $ 4,347  6.98%  $  271,498  $ 4,739  7.00%  $  247,499  $ 8,778  7.15%  $  273,833  $ 9,505  7.00%
 Tax-exempt           25,800      496  7.71       25,435      511  8.06       24,540      959  7.88       25,361    1,013  8.05
                  ----------  -------  ----   ----------  -------  ----   ----------  -------  ----   ----------  -------  ----
 Total securities    275,587    4,843  7.05      296,933    5,250  7.09      272,039    9,737  7.22      299,194   10,518  7.09
Loans (2):
 Commercial          311,700    7,395  9.52      317,367    7,559  9.55      312,034   14,530  9.39      312,924   14,840  9.56
 Real estate         354,795    7,011  7.93      359,836    7,020  7.83      363,018   14,356  7.97      350,355   13,549  7.80
 Consumer             96,665    2,301  9.55       72,789    1,714  9.44       90,962    4,332  9.60       74,535    3,460  9.36
                  ----------  -------  ----   ----------  -------  ----   ----------  -------  ----   ----------  -------  ----
 Total loans         763,160   16,707  8.78      749,992   16,293  8.71      766,014   33,218  8.74      737,814   31,849  8.70
Federal funds
 sold                  5,070       63  4.98        1,545       19  4.93        2,830       71  5.06        2,566       60  4.72
                  ----------  -------  ----   ----------  -------  ----   ----------  -------  ----   ----------  -------  ----
 Total earning
  assets (3)       1,043,817   21,613  8.31%   1,048,470   21,562  8.25%   1,040,883   43,026  8.34%   1,039,574   42,427  8.23%
                  ----------  -------  ----   ----------  -------  ----   ----------  -------  ----   ----------  -------  ----

Non-interest-
 earning assets       58,749                      46,334                      58,132                      45,294
                  ----------                  ----------                  ----------                  ----------
Total assets      $1,102,566                  $1,094,804                  $1,099,015                  $1,084,868
                  ==========                  ==========                  ==========                  ==========
Interest-bearing
 deposits:
 Demand and
  savings
  deposits        $  209,434  $ 1,538  2.95%  $  203,141  $ 1,367  2.70%  $  209,553  $ 3,053  2.94%  $  203,767  $ 2,700  2.67%
 Time deposits       491,465    7,065  5.77      496,973    6,886  5.56      492,755   14,031  5.74      489,917   13,487  5.55
                  ----------  -------  ----   ----------  -------  ----   ----------  -------  ----   ----------  -------  ----
 Total deposits      700,899    8,603  4.92      700,114    8,253  4.73      702,308   17,084  4.91      693,684   16,187  4.71
Borrowings           257,336    3,801  5.92      255,806    3,762  5.90      251,023    7,422  5.96      253,470    7,387  5.88
                  ----------  -------  ----   ----------  -------  ----   ----------  -------  ----   ----------  -------  ----
 Total interest-
  bearing
  liabilities        958,235   12,404  5.19%     955,920   12,015  5.04%     953,331   24,506  5.18%     947,154   23,574  5.02%
                              -------  ----               -------  ----               -------  ----               -------  ----
 Non-interest-
  bearing deposits    53,868                      49,193                      51,550                      48,293
                  ----------                  ----------                  ----------                  ----------
 Subtotal          1,012,103                   1,005,113                   1,004,881                     995,447
Accrued expenses
 and other
 liabilities           2,615                       9,681                       7,154                      10,052
                  ----------                  ----------                  ----------                  ----------
 Total
  liabilities      1,014,718                   1,014,794                   1,012,035                   1,005,499
 Shareholders'
  equity              87,847                      80,010                      86,980                      79,369
                  ----------                  ----------                  ----------                  ----------
Total liabilities
 and shareholders'
 equity           $1,102,566                  $1,094,804                  $1,099,015                  $1,084,868
                  ==========                  ==========                  ==========                  ==========
Net interest
 income and
 interest rate
 spread (4)                   $ 9,209  3.12%              $ 9,547  3.21%              $18,520  3.16%              $18,853  3.21%
                              =======  ====               =======  ====               =======  ====               =======  ====
Net interest
 margin (5)                            3.54%                       3.65%                       3.59%                       3.66%
                                       ====                        ====                        ====                        ====
Average interest-earning
 assets to average
 interest-bearing
 liabilities                          108.9%                      109.7%                      109.2%                      109.8%

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

                                  THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                         1998 VS. 1997                     1998 VS. 1997
                                      INCREASE (DECREASE)               INCREASE (DECREASE)
                                      -------------------               -------------------
                                  VOLUME      RATE      TOTAL      VOLUME       RATE      TOTAL
                                  ------      ----      -----      ------       ----      -----
                                                           (IN THOUSANDS)
Interest-earning assets:
Securities:
  Taxable                         $(379)     $ (13)     $(392)     $ (914)     $ 187      $ (727)
  Non-taxable                         7        (22)       (15)        (33)       (21)        (54)
                                  -----      -----      -----      ------      -----      ------
         Total securities          (372)       (35)      (407)       (947)       166        (781)
                                  -----      -----      -----      ------      -----      ------
Loans:
  Commercial                       (135)       (29)      (164)        (42)      (268)       (310)
  Real estate                       (98)        89         (9)        490        317         807
  Consumer                          562         25        587         763        109         872
                                  -----      -----      -----      ------      -----      ------
         Total loans                329         85        414       1,211        158       1,369
                                  -----      -----      -----      ------      -----      ------
Fed funds sold                       43          1         44           6          5          11
                                  -----      -----      -----      ------      -----      ------
Total interest-
  earning assets (1)                  1         50         51         270        329         599
Interest-bearing liabilities:
Deposits:
  Demand and savings deposits        42        129        171          77        276         353
  Time deposits                     (76)       255        179          78        466         544
                                  -----      -----      -----      ------      -----      ------
Total interest-bearing
  deposits                          (34)       384        350         155        742         897
Borrowings                           22         17         39         (71)       106          35
                                  -----      -----      -----      ------      -----      ------
Total interest-bearing
  liabilities                       (11)       400        389          84        848         932
                                  -----      -----      -----      ------      -----      ------
Net interest income               $  12      $(350)     $(338)     $  186      $(519)     $ (333)
                                  =====      =====      =====      ======      =====      ======

(1) Computed on a fully tax equivalent basis, assuming a tax rate of 35%.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND
1997

         Net Income. Net income for the three months ended June 30, 1998 decreased 16.8% to $2.2 million, compared to net income of $2.7 million for the three months ended June 30, 1997. Basic and diluted earnings per share in the second quarter of 1998 equaled $0.28, compared to $0.34 for the same period in 1997. The results for the 1998 period include the after tax financial effects of merger, integration and restructuring charges totaling $794,000, or $.10 per share. Net interest income decreased 3.36% while non-interest income increased 49.9% in the three months ended June 30, 1998, as compared to the same period in 1997, and non-interest expense increased 21.2%. Excluding non-recurring charges of $1.2 million, non-interest expense increased 3.2%. The provision for possible loan losses was comparable to the prior year period. The Company's net interest margin decreased to 3.54% for the second quarter of 1998, compared to 3.65% for the same period in 1997, reflecting the effects of the Company's purchase in 1998 of bank-owned life insurance as well as margin compression that has occurred as a result of the lower interest rate environment. Increases in non-interest income resulted primarily from higher levels of gains on sales of loans and fee income. Non-interest expense increased primarily due to costs associated with additional loan production activities. The Company's return on average assets and return on average equity were .81% and 10.17%, respectively, in the second quarter of 1998, compared to .98% and 13.43%, respectively, in the second quarter of 1997. Adjusted for the effects of non-recurring charges in 1998, the Company's returns on average assets and return on average equity were 1.10% and 13.79%, respectively.

         Interest Income. Total interest income increased .36% to $21.4 million for the three months ended June 30, 1998, compared to $21.4 million for the second quarter of 1997. This increase resulted from a 6 basis point increase in the average yield on earning assets offset in part by a $4.7 million decrease in average earning assets. The increase in the average balance of loans of $13.2 million, or 1.8% was consistent with the Company's emphasis on increasing the loan portfolio.

         The weighted average yield on interest-earning assets increased slightly to 8.31% during the three months ended June 30, 1998, compared to 8.25% during the same three month period in 1997. The Company's yield on average loans increased from 8.71% during the three months ended June 30, 1997 to 8.78% during the three months ended June 30, 1998 primarily as a result of a change in mix of the loan portfolio. The average balance of lower yielding residential loans decreased $5.0 million while higher yielding commercial and consumer loans increased $38.2 million. Yields on the investment portfolio decreased from 7.09% during the second quarter of 1997 to 7.05% during the second quarter of 1998, primarily as a result of repayments of higher yielding securities. Further prepayments of loans and securities in the future could have an adverse affect on the Company's average yield on earning assets as well as the Company's net interest margin as a result of the prepayment of higher yielding assets that are replaced with lower yielding assets originated in the current interest rate environment.

         Interest Expense. Total interest expense increased 3.2% to $12.4 million for the three months ended June 30, 1998, compared to $12.0 million for the three months ended June 30, 1997. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding and due to a higher cost of funds during the first quarter of 1998, as compared to the same period in 1997. The average balance of interest-bearing deposit accounts increased $785,000, or .11%, from the second quarter in 1997 to the second quarter in 1998. Average interest-bearing liabilities increased .2%, from $955.9 million to $958.2 million.

         The Company's cost of funds increased to 5.19% in the three months ended June 30, 1998 compared to 5.04% in the same period of 1997. The cost of funds was affected by higher borrowing levels relative to total interest-bearing liabilities as well as the continued shift by customers out of traditional savings accounts into higher yielding certificates of deposit or money market accounts. The Company's cost of funds was also affected by costs associated with interest rate swap transactions that have been utilized to extend the repricing terms of a portion of the Company's borrowings that reprice on a short term basis. At June 30, 1998 the Company had interest rate swap transactions outstanding with a total notional amount of $51.9 million compared to $27.5 million at June 30, 1997. All swap contracts require the Company to pay a fixed rate of interest in return for receiving a variable rate of interest.

         Provision for Possible Loan Losses. The provision for possible loan losses was $318,000 for the three months ended June 30, 1998, compared to $317,000 in the second quarter of 1997. Total non-performing loans decreased to $2.8 million, or .37% of total loans at June 30, 1998, from $3.2 million, or
 .41% of total loans at June 30, 1997. The allowance for possible loan losses at June 30, 1998 was $6.7 million, or .87% of total loans and 237.6% of non-performing loans compared to $6.9 million, or .90% of total loans and 218.9% of non-performing loans at June 30, 1997. Management's estimate of the adequacy of its allowance for possible loan losses is based upon its continuing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix and selected credits are factors that affect judgments concerning the adequacy of the allowance.

         Non-Interest Income. The following table sets forth the Company's non-interest income for the periods indicated:

                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                    JUNE 30,               JUNE 30,
                                    --------               --------
                                 1998       1997       1998       1997
                                 ----       ----       ----       ----
                                             (In Thousands)

Trust and custodian fees        $  566     $  432     $1,019     $  854
Customer service fees              511        489        994        968
Investment securities gains                    78         24        100
Gains on sales of loans          1,023        454      2,137        945
Other                              623        363        883        483
                                ------     ------     ------     ------
         TOTAL                  $2,723     $1,816     $5,057     $3,350
                                ======     ======     ======     ======

         Total non-interest income was $2.7 million for the three months ended June 30,1998, compared to $1.8 million for the three months ended June 30, 1997.

         Trust and custodian fees increased 31.0% to $566,000 in the second quarter of 1998 from $432,000 in the second quarter of 1997. Growth in trust income continued to result primarily from the expansion of the customer base as well as higher asset values.

         Customer service fees, representing service charges on deposits and fees for other banking services, increased 4.5% in the second quarter of 1998 to $511,000 from $489,000 in the second quarter of 1997.

         During the second quarter of 1997, the Company sold approximately $11.2 million of investment securities, realizing gains of $78,000. Proceeds from these sales were used to fund increases in the loan portfolio. The Company had no sales of securities during the second quarter of 1998.

         Gains on sales of loans totaled $1.0 million for the three months ended June 30, 1998 compared to $454,000 for the three months ended June 30, 1997. During the second quarter of 1998, the Company sold $6.9 million of the guaranteed portion of its SBA and other government guarantee loan originations in the secondary market compared to $5.5 million during the second quarter of 1997, realizing gains of $655,000 in 1998 compared to gains of $381,000 in 1997. Also, the Company recorded gains of $368,000 from the sales of residential loans during the second quarter of 1998 compared to $73,000 in 1997. Loan origination and sale activity during 1998 continued to benefit from the favorable interest rate environment.

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

         Other income increased $260,000 to $623,000 in the second quarter of 1998 compared to $363,000 in the second quarter of 1997 primarily as a result of earnings on bank-owned life insurance which totaled $220,000 in 1998 compared to no such amounts in 1997.

         Non-Interest Expense. The following table sets forth the Company's non-interest expense for the periods indicated:

                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                        JUNE 30,               JUNE 30,
                                                        --------               --------
                                                    1998       1997        1998        1997
                                                    ----       ----        ----        ----
                                                                 (In Thousands)
Salaries and employee benefits                     $4,239     $3,695     $ 8,073     $ 7,276
Occupancy expense                                     384        418         769         820
Furniture, fixtures and equipment                     205        191         412         385
Data processing                                       236        269         577         533
Taxes other than income taxes                         235        253         452         524
Federal deposit insurance                              75         79         146         112
Amortization of goodwill and other intangibles        354        396         708         792
Other                                               2,521      1,505       4,106       2,744
                                                   ------     ------     -------     -------
         TOTAL                                     $8,249     $6,806     $15,243     $13,186
                                                   ======     ======     =======     =======

         Total non-interest expense increased $1.4 million to $8.2 million for the three months ended June 30, 1998, compared to $6.8 million for the three months ended June 30, 1997. Excluding non-recurring merger, integration and restructuring charges of $1.2 million, non-interest expenses increased $221,000, or 3.2%, during the second quarter of 1998 compared to the same period in 1997. This increase generally resulted from expansion of the Company's loan production activities over the past year.

         Salaries and employee benefits accounted for approximately 51.4% of total non-interest expense in the three months ended June 30, 1998 compared to 54.3% in the second quarter of 1997. The average full time equivalent staff was 386 in 1998 compared to 364 in 1997. Excluding non-recurring salary and employee benefits expense of $378,000, such expenses increased $166,000, or 4.5%.

         Net occupancy expense decreased 8.1% to $384,000 in the second quarter of 1998 from $418,000 in the second quarter of 1997. This decrease resulted from lower rent and depreciation expenses.

         Furniture, fixtures and equipment expense increased $14,000, or 7.3% in the second quarter of 1998. The increase in furniture and equipment expense was due principally to higher depreciation costs.

         Data processing expense decreased $33,000, or 12.3%, in the second quarter of 1998. Lower costs in 1998 resulted from the conversion of County's data processing during the first quarter of 1998.

         Taxes other than income taxes decreased $18,000, or 7.1%, in the second quarter of 1998 compared to the second quarter of 1997. This decrease resulted from the recognition of credits for overpayment of taxes in prior years.

         Federal deposit insurance expense decreased $4,000 to $75,000 in 1998 from $79,000 in the second quarter of 1997.

         Amortization of goodwill and other intangible assets resulting from the application of purchase accounting in connection with the County acquisition totaled $348,000 during the second quarter of 1998 compared to $389,000 in the second quarter of 1997.

         Excluding $844,000 of non-recurring merger, integration and restructuring charges, other non-interest expenses were $1.7 million during the second quarter of 1998 compared to $1.5 million in the second quarter of 1997, resulting primarily from expansion of activities.

         The efficiency ratio is one method used in the banking industry to assess profitability. It is defined as non-interest expense less amortization expense divided by the net revenue stream, which is the sum of net interest income on a tax-equivalent basis and non-interest income excluding net investment securities gains or losses. The Company's efficiency ratio was 55.9% for the second quarter of 1998, compared to 56.8% for the comparable period in 1997. Controlling costs and improving productivity, as measured by the efficiency ratio, is considered by management a primary factor in enhancing performance.

         Provision for Income Taxes. The Company's provision for Federal income taxes was $953,000, or 30.0% of pretax income, for the three months ended June 30, 1998 compared to $1.4 million, or 33.6% of pretax income, for the three months ended June 30, 1997. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans, earnings on bank-owned life insurance, and the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997.

         Net Income. Net income for the six months ended June 30, 1998 decreased 5.2% to $5.0 million, or $.63 per basic and diluted share, compared to net income of $5.3 million, or $.67 per share, for the six months ended June 30, 1997. Net interest income decreased 1.6% and non-interest income increased 51.0% in the six months ended June 30, 1998, as compared to the same period in 1997 while non-interest expense increased 15.6%. Excluding the effects of non-recurring charges, non-interest expense increased 6.3%. The provision for possible loan losses was basically unchanged from the comparative period. The Company's net interest margin decreased to 3.59% for the six months ended June 30, compared to 3.66% for the same period in 1997, primarily reflecting the effect of the Company's purchase of bank-owned life insurance in January 1998. Increases in non-interest income resulting from higher levels of fee income and gains on sales of loans were offset by lower net interest income and higher expense levels. Excluding the effects of non-recurring charges, non-interest expense increased primarily due to costs associated with additional loan production activities. The Company's return on average assets and return on average equity were .92% and 11.67%, respectively, for the six months ended June 30, 1998, compared to .99% and 13.49%, respectively, for the six months ended June 30, 1997. Adjusted for the effects of non-recurring charges in 1998, the Company's return on average assets and return on average equity were 1.07% and 13.51%, respectively.

         Interest Income. Total interest income increased 1.5% to $42.7 million for the six months ended June 30, 1998, compared to $42.0 million for the comparable period in 1997. This increase resulted primarily from an 11 basis point increase in the average yield on interest-earning assets. Average earning assets totaled $1.04 billion for the six months ended June 30, 1998 and 1997 while the average balance of loans increased $28.2 million, or 3.8%. The increase in loan balances was consistent with the Company's emphasis on loan growth to increase overall yields on earning assets.

         The weighted average yield on interest-earning assets increased slightly to 8.34% during the six months ended June 30, 1998, compared to 8.23% during the same six month period in 1997. The Company's yield on average loans increased from 8.70% during the six months ended June 30, 1997 to 8.74% during the six months ended June 30, 1998. The average yield in both periods benefited from approximately $182,000 in 1998 and $155,000 in 1997 of additional accretion of discounts on SBA loans as a result of prepayments. Yields on the investment portfolio increased from 7.09% during 1997 to 7.22% during 1998. Investment yields during 1998 have also benefited from additional accretion of discounts on securities resulting from prepayments.

         Interest Expense. Total interest expense increased 4.0% to $24.5 million for the six months ended June 30, 1998, compared to $23.6 million for the six months ended June 30, 1997. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding and due to a higher cost of funds during the first six months of 1998, as compared to the same period in 1997. The average balance of interest-bearing deposit accounts increased $8.6 million, or 1.2%, during the six months ended June 30, 1998 compared to 1997. Average interest-bearing liabilities increased .65%, from $947.2 million to $953.3 million.

         The Company's cost of funds increased to 5.18% for the six months ended June 30, 1998 compared to 5.02% for the same period of 1997, primarily due to the continued shift by customers out of traditional savings accounts into higher yielding certificates of deposit and money market accounts. The Company's cost of funds was also affected by interest rate swap transactions, previously discussed.

         Provision for Possible Loan Losses. The provision for possible loan losses was $625,000 for the six months ended June 30, 1998, compared to $615,000 for the six months ended June 30, 1997 and was considered sufficient to maintain the Company's allowance for possible loan losses at an adequate level.

         Non-Interest Income. Total non-interest income was $5.1 million for the six months ended June 30, 1998, compared to $3.4 million for the six months ended June 30, 1997. This increase was primarily attributed to increases in gains on sales of loans. During the six months ended June 30, 1998, the Company sold approximately $13.5 million of the guaranteed portion of its SBA and other government guaranteed loan originations in the secondary market compared to $11.7 million in the first six months of 1997, realizing gains of $1.3 million in 1998, compared to gains of $854,000 in 1997. In addition, the Company sold $52.4 million of residential real estate loans realizing gains of $867,000 in the first six months of 1998, compared to $91,000 of gains on sales of loans totaling $9.8 million in 1997.

         Customer service fees, representing service charges on deposits and fees from other banking services, increased 2.7% for the six months ended June 30, 1998 to $994,000, from $968,000 for the comparable period of 1997. Trust income increased 19.3% to $1.0 million in 1998, from $854,000 in 1997. Growth in trust and custodian fees resulted primarily from the expansion of the customer base and higher asset values. The $400,000 increase in other income to $883,000 in 1998 compared to $483,000 in 1997 resulted primarily from earnings on bank-owned life insurance which totaled $360,000 with no comparable amount in 1997. Also, net servicing fee income on SBA loans increased approximately $120,000 partially as a result of a reduction in amortization of capitalized servicing assets due to prepayments (see also Interest Income above regarding additional accretion of related discounts). At June 30, 1998, unamortized capitalized servicing assets related to SBA loans totaled $2.2 million while discounts associated with the retained portion of SBA loans totaled $2.0 million.

         Non-Interest Expense. Total non-interest expense increased $2.1 million to $15.2 million for the six months ended June 30, 1998, compared to $13.2 million for the six months ended June 30, 1997. Excluding non-recurring expenses of $1.2 million, non-interest expenses increased $835,000, or 6.3%, during the first six months of 1998 compared to the same period in 1997. This increase generally resulted from expansion of the Company's operating and loan production activities over the past year. For the six months ended June 30, 1998, the Company's efficiency ratio was 56.5%, compared to 56.1% for the six months ended June 30, 1997.

         Salaries and employee benefits accounted for approximately 53.0% of total non-interest expense for the six months ended June 30, 1998 compared to 55.2% in 1997. The average full time equivalent staff was 382 in 1998 compared to 361 in 1997. Excluding non-recurring salary and employee benefits expense of $378,000 in 1998, such expenses increased $419,000, or 5.8% primarily as a result of staff additions associated with increased loan production activities.

         Net occupancy expense decreased 6.2% to $769,000 for the first six months of 1998 from $820,000 for the first six months of 1997. This decrease resulted from lower rent and depreciation expenses.

         Furniture, fixtures and equipment expense increased $27,000, or 7.0% for the six months ended June 30, 1998. The increase in furniture and equipment expense was due principally to higher depreciation costs.

         Data processing expense increased $44,000, or 8.3%, for the six months ended June 30, of 1998. Higher costs in 1998 resulted from continued enhancement of technology throughout the Company. Costs associated with the conversion of County's data processing systems during the first quarter of 1998 also contributed to the higher expense level.

         Taxes other than income taxes decreased $72,000, or 13.7%, for the first six months 1998 compared to the same period in 1997. This decrease resulted from credits for overpayment of taxes in prior years.

         Federal deposit insurance expense increased $34,000 to $146,000 in 1998 from $112,000 in 1997 primarily as a result of the expense in 1997 being reduced $44,000 for a credit received as a result of changes to the Savings Association Insurance Fund assessment rates for the fourth quarter of 1996.

         Amortization of goodwill and other intangible assets resulting from the application of purchase accounting in connection with the County acquisition totaled $696,000 during the first six months of 1998 compared to $778,000 in 1997.

         Excluding $844,000 of non-recurring merger, integration and restructuring charges, other non-interest expenses increased to $3.3 million during the six months ended June 30, 1998 from $2.7 million during the same period in 1997, primarily as a result of expanded activities.

         Provision for Income Taxes. The Company's provision for Federal income taxes was $2.3 million, or 31.5% of pretax income, for the six months ended June 30, 1998 compared to $2.7 million, or 33.6% of pretax income, for the six months ended June 30, 1997. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans, earnings on bank-owned life insurance, and the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense.

ASSET QUALITY

         Non-performing Assets. To maintain the level of credit risk of the loan portfolio at an appropriate level, management sets underwriting standards and internal lending limits and provides for proper diversification of the portfolio by placing constraints on the concentration of credits within the portfolio. In monitoring the level of credit risk within the loan portfolio, management utilizes a formal loan review process to monitor, review, and consider relevant factors in evaluating specific credits in determining the adequacy of the allowance for possible loan losses. The Company's banking subsidiary formally documents its evaluation of the adequacy of the allowance for possible loan losses on a quarterly basis and the evaluation is reviewed and discussed with its board of directors.

         Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as "other real estate owned" until such time as it is sold or otherwise disposed of. The Company owned $532,000 of such property at June 30, 1998 and $677,000 at June 30, 1997.

         Non-performing loans totaled $2.8 million, or 0.37% of total loans, at June 30, 1998, compared to $3.2 million, or 0.41% of total loans, at June 30, 1997. Non-performing assets totaled $3.3 million, or 0.28% of total assets at June 30, 1998, compared to $3.8 million, or .35% of total assets at June 30, 1997. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the table below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms. The following is an analysis of the composition of non-performing assets:

                                                     JUNE 30,
                                               1998            1997
                                              ----------------------
                                              (DOLLARS IN THOUSANDS)
Non-accrual loans                             $  242          $1,410
Accruing loans 90 days or more past due        2,562           1,759
                                              ------          ------
Total non-performing loans                     2,804           3,169
Other real estate owned                          532             677
                                              ------          ------
Total non-performing assets                   $3,336          $3,846
                                              ======          ======

Non-performing loans to total loans             0.37%           0.41%
Non-performing assets to total assets           0.28%           0.35%

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

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30,                      JUNE 30,
                                                           --------                      --------
                                                     1998           1997           1998           1997
                                                     ----           ----           ----           ----
                                                                       (In Thousands)
Balance at beginning of period                     $  6,719       $  6,691       $  6,617       $  6,599
Provision charged to expense                            318            317            625            615
Loans charged-off                                      (517)          (251)          (901)          (582)
Recoveries of loans previously
  charged off                                           142            180            321            305
                                                   --------       --------       --------       --------
Balance at end of period                           $  6,662       $  6,937       $  6,662       $  6,937
                                                   ========       ========       ========       ========

Loans outstanding at end of period                 $764,564       $769,356            N/A            N/A
Average loans outstanding                          $763,160       $749,992       $766,014       $737,814
Allowance as a percentage of loans outstanding         0.87%          0.90%           N/A            N/A
Net charge-offs to average loans (annualized)          0.20%          0.04%          0.15%          0.08%
Allowance for possible loan losses to
 nonperforming loans                                  237.6          218.9            N/A            N/A

         The allowance for possible loan losses totaled $6.7 million at June 30, 1998, representing .87% of total loans, compared to $6.9 million at June 30, 1997, or .90% of total loans. Charge-offs represent the amount of loans actually removed as earning assets from the balance sheet due to uncollectibility. Amounts recovered on previously charged-off assets are netted against charge-offs, resulting in net charge-offs for the period. Net loan charge-offs for the three months and six months ended June 30, 1998 were $375,000 and $580,000, respectively, compared to net charge-offs of $71,000 and $277,000, respectively, for the same periods in 1997. Charge-offs have been made in accordance with the Company's standard policy and have occurred primarily in the commercial and consumer loan portfolios.

         The allowance for possible loan losses as a percentage of non-performing loans ("coverage ratio"), was 237.6% at June 30, 1998, compared to 218.9% at June 30, 1997. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the adequacy of the allowance by management. Total non-performing loans as a percentage of total loans remained a relatively low 0.37% of total loans at June 30, 1998.

COMPARISON OF JUNE 30, 1998 AND DECEMBER 31, 1997 FINANCIAL CONDITION

         Total assets amounted to $1.17 billion at June 30, 1998, compared to $1.10 billion at December 31, 1997, an increase of $91.4 million, or 8.5%.

         Total investment securities increased by $57.8 million to $329.3 million as a result of the purchase of securities to achieve asset growth supported by the Company's increasing capital levels. The Company's general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its investment securities as available-for-sale. At June 30, 1998, 91.2% of the total investment portfolio was classified as available-for-sale, while those securities which the Company intends to hold to maturity represented the remaining 8.8%. This compares to 87.0% and 13.0% classified as available-for-sale and held to maturity, respectively, at December 31, 1997.

         Total loans increased $3.5 million to $764.6 million at June 30, 1998. Management continues to emphasize increasing earning assets and earning asset yields with the loan portfolio. Growth in the loan portfolio during 1998 has been slowed as a result of the early prepayment of loans in the portfolio.

         Premises and equipment increased from $8.9 million at December 31, 1997 to $10.7 million at June 30, 1998. This increase primarily resulted from data processing equipment and software purchases associated with the conversion of County's data processing systems and enhancement of technology throughout the Company. Also, the Company has commenced construction of a new branch in Centerville, Ohio and purchased the land for another planned branch in New Albany, Ohio.

         Other assets increased from $5.5 million at December 31, 1997 to $21.1 million at June 30, 1998 primarily as a result of the Company's purchase of $15.0 million of bank-owned life insurance.

         Total deposits increased to $772.7 million at June 30, 1998 from $747.0 million at December 31, 1997. The Company continues to emphasize growth in its existing retail deposit base provided incremental deposit growth is cost effective compared to alternative funding sources. Total interest-bearing deposits accounted for 91.8% of total deposits at June 30, 1998, compared to 91.5% at December 31, 1997.

         Total borrowings, including federal funds purchased, increased $68.0 million to $307.4 million at June 30, 1998, compared to $239.4 million at December 31, 1997. This increase resulted primarily from funding needs associated with increases in the securities portfolio.


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

         The Company's principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB as well as other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. The investment portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $300.3 million were classified as available-for-sale as of June 30, 1998, representing 91.2% of the total investment portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity.

         The Company's bank subsidiary is a member of FHLB. Membership provides an opportunity to control the bank's cost of funds by providing alternative funding sources, to provide flexibility in the management of interest rate risk through the wide range of available funding sources, to manage liquidity via immediate access to such funds, and to provide flexibility through utilization of customized funding products to fund various loan and investment products and strategies.

         The Company obtained a $15 million term loan with a financial institution in order to partially fund the acquisition of County. Under the terms of the loan agreement, the Company is required to make quarterly interest payments and annual principal payments, based on a ten year amortization, which commenced in February 1998. The unpaid loan balance is due in full September 1, 2003. The loan agreement also contains certain financial covenants, all of which the Company was in compliance with at June 30, 1998.

         Shareholders' equity at June 30, 1998 was $87.9 million, compared to prior year-end shareholders' equity of $85.3 million, an increase of $2.5 million. This increase resulted from the retention of earnings, net of dividends paid of $2.2 million, offset by the change in unrealized gains on available-for-sale securities from a net gain of $1.1 million at December 31, 1997 to a net gain of $741,000 at June 30, 1998.

         Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At June 30, 1998, the Company had a total risk-based capital ratio of 11.37%, of which 10.44% consisted of Tier 1 capital. The leverage ratio for the Company at June 30, 1998, was 6.88%.

         Cash dividends declared to shareholders of the Company totaled $2.2 million, or $0.27 per share, during the first six months of 1998. This compares to dividends of $2.1 million, or $0.26 per share, for the same period in 1997. Cash dividends paid as a percentage of net income amounted to 42.8% and 39.0% for the six months ended June 30, 1998 and 1997, respectively.

         Considering the Company's capital adequacy, profitability, available liquidity sources and funding sources, the Company's liquidity is considered by management to be adequate to meet current and projected needs.

CONTINGENCIES AND UNCERTAINITIES - YEAR 2000

         The Company has conducted a review of its data processing systems to identify the applications that could be affected by the start of a new century (the "Year 2000 Issue"). During 1996, FNB converted to a new core data processing software system, which will be utilized by all of the Company's banking operations before the end of the third quarter 1998. Based upon this conversion as well as the Company's aforementioned review of system applications, the Year 2000 Issue is not expected to pose significant operational problems for the Company. The Company has also reviewed its ancillary systems for potential problems that could occur as a result of the Year 2000 Issue, has contacted software vendors, and has commenced the testing process of all critical systems for Year 2000 compliance. In addition, the Company has implemented procedures for identifying potential problems that the Company's borrowers may experience. Consideration is also being given to providing assistance to such borrowers in addressing the Year 2000 Issue. Management does not expect the additional costs of bringing the Company's systems into Year 2000 compliance to have a materially adverse effect on the Company's financial condition, results of operations or liquidity, and does not anticipate any disruption in its operations as a result of Year 2000 compliance.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 23, 1998, the Company held its Annual Meeting of Shareholders, the results of which follows:

         1. To approve and ratify the appointment of Coopers & Lybrand L.L.P. as independent auditors for the year ended December 31, 1998:

                                                                  Abstaining/
                                                                  -----------
                             Votes For      Votes Against      Broker Non-Votes
                             ---------      -------------      ----------------

                             2,807,367          5,922                44,954

         2.  Election of Class II directors:

                                            Votes Against/
                                            --------------
                             Votes For         Withheld
                             ---------         --------

         Philip E. Burke     2,830,040          28,202
         Gary N. Fields      2,830,037          28,205
         James L. Nichols    2,829,840          28,402

         3. To approve the adoption of the Company's 1997 Omnibus Stock Incentive Plan:

                                                                  Abstaining/
                                                                  -----------
                             Votes For      Votes Against      Broker Non-Votes
                             ---------      -------------      ----------------

                             2,063,041         292,223              61,982


ITEM 5.  OTHER INFORMATION

         The proxy holders for the 1999 annual meeting of shareholders will use their discretion in voting on any and all matters brought before the 1999 annual meeting which were not provided to the Company in an advance notice on or prior to February 4, 1999.

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

                                    BancFirst Ohio Corp.
                                    (Registrant)

Date: August 13, 1998        (Signed) /s/ Gary N. Fields
                             ---------------------------------------------------
                                    Gary N. Fields
                                    President and
                                    Chief Executive Officer

Date: August 13, 1998        (Signed) /s/ Kim M. Taylor
                             ---------------------------------------------------
                                    Kim M. Taylor
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)