Form 10-Q
period 1998-09-30
BANCFIRST OHIO CORP
filed 1998-11-16
CIK 868572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_________ to________

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

                               Yes  X    No
                                  -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                           Outstanding as of November 12, 1998
           -----                           -----------------------------------
Common Stock, No Par Value                               7,925,018

                                     INDEX
                              BANCFIRST OHIO CORP.

PART I. FINANCIAL INFORMATION                                      PAGE NO.
                                                                   --------
         Item 1. Financial Statements

                  Consolidated Balance Sheet .......................  3

                  Consolidated Statement of Income .................  4

                  Consolidated Statement of Cash Flows .............  5

                  Notes to Consolidated Financial Statements .......  6-7

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations ...............................  8-21

PART II. OTHER INFORMATION

         Other Information .........................................  22

         Item 1. Legal Proceedings
         Item 2. Changes in Securities
         Item 3. Defaults upon Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K
                    (a) Exhibits on Item 601 of Regulation S-K
                    (b) Exhibit 27: Financial Data Schedule
                    (c) Reports on Form 8-K


Signatures .........................................................  23

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                         BANCFIRST OHIO CORP.
                                      CONSOLIDATED BALANCE SHEET
                                             (UNAUDITED)
                                  (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           SEPT. 30,       DEC. 31,
                                                                             1998            1997
                                                                          ----------      ----------
                  ASSETS:
Cash and due from banks                                                   $   25,996      $   21,650
Federal funds sold                                                             5,028              49
Securities held-to-maturity, at amortized cost (approximate
    fair value of $27,262 and $36,645 in 1998 and 1997,
    respectively)                                                             26,790          35,223
Securities available-for-sale, at fair value                                 300,700         236,298
                                                                          ----------      ----------
         Total securities                                                    327,490         271,521
                                                                          ----------      ----------
  Loans, net of unearned income                                              776,658         761,027
  Allowance for possible loan losses                                          (6,603)         (6,617)
                                                                          ----------      ----------
         Net loans                                                           770,055         754,410
                                                                          ----------      ----------
Bank premises and equipment, net                                              11,374           8,856
Accrued interest receivable                                                    7,593           6,946
Intangible assets                                                             11,669          12,687
Other assets                                                                  21,517           5,499
                                                                          ----------      ----------
         Total assets                                                     $1,180,722      $1,081,618
                                                                          ==========      ==========

               LIABILITIES:
Deposits:
         Non-interest-bearing deposits                                    $   59,088      $   63,846
         Interest-bearing deposits                                           706,963         683,201
                                                                          ----------      ----------
           Total deposits                                                    766,051         747,047
                                                                          ----------      ----------
Federal funds purchased                                                           --          12,300
Federal Home Loan Bank advances and other borrowings                         316,287         227,149
Accrued interest payable                                                       2,959           2,426
Other liabilities                                                              6,015           7,363
                                                                          ----------      ----------
         Total liabilities                                                 1,091,312         996,285
                                                                          ----------      ----------

          SHAREHOLDERS' EQUITY:
Common stock, no par or stated value, 20,000,000 shares authorized,
  8,076,488 and 8,067,838 shares issued in 1998 and 1997 respectively         64,070          63,343
Retained earnings                                                             26,846          22,057
Accumulated other comprehensive income - unrealized holding
   gains on securities available for sale, net                                   964           1,140
Treasury stock, 128,816 and 107,660 shares, at cost, in 1998
  and 1997, respectively                                                      (2,470)         (1,207)
                                                                          ----------      ----------
Total shareholders' equity                                                    89,410          85,333
                                                                          ----------      ----------
         Total liabilities and shareholders' equity                       $1,180,722      $1,081,618
                                                                          ==========      ==========

The accompanying notes are an integral part of the financial statements.

                                      BANCFIRST OHIO CORP.
                                CONSOLIDATED STATEMENT OF INCOME
                                          (UNAUDITED)
                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                      -------------           -------------
                                                     1998        1997        1998       1997
                                                     ----------------        ---------------
Interest income:
  Interest and fees on loans                       $16,759     $16,441     $49,941     $48,231
  Interest and dividends on securities:
    Taxable                                          5,155       4,586      14,004      14,153
    Tax-exempt                                         381         331       1,014       1,000
                                                   -------     -------     -------     -------
         Total interest income                      22,295      21,358      64,959      63,384
                                                   -------     -------     -------     -------
Interest expense:
  Deposits                                           8,446       8,542      25,529      24,726
  Borrowings                                         4,583       3,763      12,005      11,152
                                                   -------     -------     -------     -------
         Total interest expense                     13,029      12,305      37,534      35,878
                                                   -------     -------     -------     -------
         Net interest income                         9,266       9,053      27,425      27,506
Provision for possible loan losses                     300         304         925         919
                                                   -------     -------     -------     -------
         Net interest income after
            provision for possible loan losses       8,966       8,749      26,500      26,587
                                                   -------     -------     -------     -------

Other income:
  Trust and custodian fees                             542         483       1,561       1,337
  Customer service fees                                543         510       1,537       1,478
  Gain on sale of loans                                868         872       3,005       1,817
  Other                                                552         258       1,435         741
  Investment securities gains, net                      --           3          24         103
                                                   -------     -------     -------     -------
         Total other income                          2,505       2,126       7,562       5,476
                                                   -------     -------     -------     -------

Non-interest expense:
  Salaries and employee benefits                     3,841       3,715      11,914      10,991
  Net occupancy expense                                390         404       1,159       1,224
  Amortization of intangibles                          344         381       1,052       1,173
  Other                                              2,519       2,243       8,212       6,541
                                                   -------     -------     -------     -------
         Total non-interest expense                  7,094       6,743      22,337      19,929
                                                   -------     -------     -------     -------
  Income before income taxes                         4,377       4,132      11,725      12,134
  Provision for Federal income taxes                 1,387       1,408       3,700       4,100
                                                   -------     -------     -------     -------
         Net income                                $ 2,990     $ 2,724     $ 8,025     $ 8,034
                                                   =======     =======     =======     =======

Basic earnings per share                           $  0.38     $  0.34     $  1.01     $  1.01
                                                   =======     =======     =======     =======
Diluted earnings per share                         $  0.37     $  0.34     $  1.01     $  1.01
                                                   =======     =======     =======     =======
Weighted average common shares outstanding:
         Basic                                       7,970       7,961       7,970       7,962
                                                   =======     =======     =======     =======
         Diluted                                     7,987       7,961       7,980       7,962
                                                   =======     =======     =======     =======
Cash dividends per common share                    $  .135     $  0.13     $ 0.405     $  0.39
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

                                        BANCFIRST OHIO CORP.
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (UNAUDITED)
                                           (IN THOUSANDS)

                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30
                                                                                ------------
                                                                             1998          1997
                                                                             ------------------
Cash flows from operating activities:
  Net income                                                              $   8,025      $  8,034
  Adjustments to reconcile net income to net cash provided
    by operations:
  Depreciation and amortization                                               2,480         3,022
  Provision for possible loan losses                                            925           919
  Gain on sale of assets                                                     (3,029)       (1,920)
  Increase in interest receivable                                              (647)         (683)
  Decrease (increase) in other assets                                        (1,754)          241
  Increase in interest payable                                                  533           613
  Decrease in other liabilities                                              (1,348)          (83)
  FHLB stock dividend                                                          (880)         (792)
                                                                          ---------      --------
         Net cash provided by operating activities                            4,305         9,351
                                                                          ---------      --------


Cash flows from investing activities:
  Increase in federal funds sold and short term investments                  (4,979)      (23,209)
  Proceeds from maturities of securities held-to-maturity                     8,362         4,952
  Proceeds from maturities and sales of securities available-for-sale        59,886        73,608
  Purchase of securities held-to-maturity                                        --           (14)
  Purchase of securities available-for-sale                                (124,438)      (64,820)
  Increase in loans, net                                                    (56,719)      (36,313)
  Purchase of loans                                                         (51,466)      (71,116)
  Purchases of equipment and other assets                                    (3,429)       (1,357)
  Proceeds from sale of loans                                                95,754        58,496
  Purchase of bank owned life insurance                                     (15,000)           --
  Decrease in payable related to acquisition of County Savings Bank              --        (1,500)
                                                                          ---------      --------
         Net cash used in investing activities                              (92,029)      (61,273)
                                                                          ---------      --------


Cash flows from financing activities:
  Decrease in federal funds purchased                                       (12,300)       (11,650)
  Increase in Federal Home Loan Bank advances and other borrowings           89,138         26,376
  Net increase in deposits                                                   19,004         43,782
  Cash dividends paid                                                        (3,236)        (3,105)
  Purchase of treasury stock, net                                              (536)          (107)
                                                                          ---------      ---------
         Net cash provided by financing activities                           92,070         55,296
                                                                          ---------      ---------

         Net increase in cash and due from banks                              4,346          3,374

Cash and due from banks, beginning of period                                 21,650         18,856
                                                                          ---------      ---------


Cash and due from banks, end of period                                    $  25,996      $  22,230
                                                                          =========      =========

The accompanying notes are an integral part of the financial statements

BANCFIRST OHIO CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (UNAUDITED)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of BancFirst Ohio Corp. ("Company"), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997 for additional disclosures, including a summary of the Company's accounting policies. The results of operations for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 presentation.

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

2)       NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company's comprehensive income, which includes unrealized holding gains on securities available for sale, determined in accordance with the provisions of the statement, was $3,213 and $4,154 for the three months ended September 30,1998 and 1997, respectively, and $7,849 and $8,794 for the nine months ended September 30, 1998 and 1997, respectively.

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments and for hedging activities. The provisions of this statement will primarily impact the accounting for the Company's interest rate swap transactions which had a total notional amount of $51.9 million at September 30, 1998. The Company has not determined what impact this standard will have on its financial statements.

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

4)       COMPUTATION OF EARNINGS PER SHARE

         The computation of earnings per share is as follows. All share amounts are adjusted to give retroactive effect to the stock split discussed in
         Note 3 above:

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------         -------------
                                                     1998       1997       1998       1997
                                                     ----       ----       ----       ----
                                                    (In thousands, except per share amounts)
Actual weighted average common
 shares outstanding                                  7,970      7,961      7,970      7,962

Dilutive common stock equivalents:
  Stock options                                         13         --          6         --
  Bonus shares - Company match                           4         --          4         --
                                                    ------     ------     ------     ------

Weighted average common shares outstanding
 adjusted for dilutive common stock equivalents      7,987      7,961      7,980      7,962
                                                    ------     ------     ------     ------

Net Income                                          $2,990     $2,724     $8,025     $8,034
                                                    ------     ------     ------     ------

Basic earnings per share                            $ 0.38     $ 0.34     $ 1.01     $ 1.01
                                                    ------     ------     ------     ------

Diluted earnings per share                          $ 0.37     $ 0.34     $ 1.01     $ 1.01
                                                    ------     ------     ------     ------


5)       BRANCH ACQUISITION

         On August 14, 1998, FNB entered into a Branch Purchase and Assumption Agreement for the purchase of certain assets (principally office premises and equipment) totaling approximately $600 and assumption of certain deposit and other liabilities totaling approximately $10,000 of a branch office located in Granville, Ohio. On October 21, 1998, FNB received regulatory approval for this transaction which is expected to be consummated on December 4, 1998.

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

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its bank subsidiary operate); competition for the Company's customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates; prepayments of loans and securities; material unforeseen changes in the liquidity, results of operations, or other financial position of the Company's customers; customers' reactions to and other unforeseen complications with respect to the merger of the Company's banking subsidiaries; uncertainties concerning the Company's or its major customers' Year 2000 compliance; and other risks detailed in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

BANCFIRST OHIO CORP.
SELECTED FINANCIAL DATA:
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                  AT OR FOR THE THREE MONTHS   AT OR FOR THE NINE MONTHS
                                                                      ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                     1998            1997          1998         1997
                                                                     --------------------          -----------------
STATEMENT OF INCOME DATA:
  Interest income                                                 $   22,295      $   21,358      $64,959     $63,384
  Interest expense                                                    13,029          12,305       37,534      35,878
                                                                  ----------      ----------      -------     -------
  Net interest income                                                  9,266           9,053       27,425      27,506
  Provision for possible loan losses                                     300             304          925         919
  Non-interest income                                                  2,505           2,126        7,562       5,476
  Non-interest expense                                                 7,094           6,743       22,337      19,929
                                                                  ----------      ----------      -------     -------
  Income before income taxes                                           4,377           4,132       11,725      12,134
  Provision for Federal income taxes                                   1,387           1,408        3,700       4,100
                                                                  ----------      ----------      -------     -------
  Net income                                                      $    2,990      $    2,724      $ 8,025     $ 8,034
                                                                  ==========      ==========      =======     =======

PER SHARE DATA(1):
  Basic earnings per share                                        $     0.38      $     0.34      $  1.01     $  1.01
  Diluted earnings per share                                            0.37            0.34         1.01        1.01
  Dividends                                                             0.14            0.13         0.41        0.39
  Book value                                                           11.25           10.50          N/A         N/A
  Tangible book value                                                   9.78            8.86          N/A         N/A

BALANCE SHEET DATA:
  Total assets                                                    $1,180,722      $1,119,616          N/A         N/A
   Loans                                                             776,658         772,280          N/A         N/A
   Allowance for possible loan losses                                  6,603           7,136          N/A         N/A
   Securities                                                        327,490         272,402          N/A         N/A
   Deposits                                                          766,051         776,047          N/A         N/A
   Borrowings                                                        316,287         251,335          N/A         N/A
   Shareholders' equity                                               89,410          83,476          N/A         N/A

PERFORMANCE RATIOS (2):
   Return on average assets                                             1.02%           0.98%        0.96%       0.98%
   Return on average equity                                            13.50           13.07        12.25       13.34
   Tangible return on average tangible equity                          16.90           17.42        17.22       18.10
   Net interest margin                                                  3.42            3.46         3.53        3.59
   Interest rate spread                                                 3.01            3.00         3.10        3.14
   Non-interest income to average assets                                0.85            0.76         0.90        0.67
   Non-interest expense to average assets (2)                           2.29            2.28         2.39        2.30
   Efficiency ratio (3)                                                56.33           55.96        56.46       56.03

ASSET QUALITY RATIOS:
   Non-performing loans to total loans                                  0.38%           0.37%         N/A         N/A
   Non-performing assets to total assets                                0.29            0.31          N/A         N/A
   Allowance for possible loan losses to total loans                    0.85            0.92          N/A         N/A
   Allowance for possible loan losses to non-performing loans          226.6           248.9          N/A         N/A
   Net charge-offs to average loans (4)                                 0.18            0.05         0.16%       0.07%

CAPITAL RATIOS:
   Shareholders' equity to total assets                                 7.57%           7.46%         N/A         N/A
   Tier 1 capital to average total assets                               6.59            6.33          N/A         N/A
   Tier 1 capital to risk-weighted assets                              10.40%          10.14          N/A         N/A

(1) Adjusted to give retroactive effect to the two-for-one stock split paid May 19, 1998 to shareholders of record as of April 28, 1998.
(2) Excludes amortization expense and non-recurring expenses totaling $1,222 in the nine month period ended September 30, 1998.
(3) The efficiency ratio is equal to non-interest expense (excluding amortization and non-recurring expenses) divided by net interest income on a fully tax equivalent basis plus non-interest income excluding gains on sales of securities.
(4)      Ratios are stated on an annualized basis.

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

                                   Three Months Ended September 30,                       Nine Months Ended September 30,
                      ...........1998............   ...........1997.........   ..........1998...........  ..........1997............
                                    (Dollars in Thousands)                                        (Dollars in Thousands)
                        Average  Income/  Yield/    Average  Income/ Yield/    Average  Income/  Yield/   Average   Income/ Yield /
                        Balance  Expense  Rate(1)   Balance  Expense Rate(1)   Balance  Expense  Rate(1)  Balance   Expense Rate (1)
                      --------------------------------------------------------------------------------------------------------------
Securities:
   Taxable            $  294,802 $ 5,050   6.80%  $  261,233 $ 4,465  6.78%  $  263,440 $13,828   7.02%  $  269,587 $13,970   6.93%
   Tax-exempt             29,920     576   7.64       25,067     502  7.95       26,353   1,535   7.79       25,262   1,515   8.02
                      ---------- -------  -----   ---------- -------         ---------- -------  -----   ---------- -------  -----
   Total securities      324,722   5,626   6.87      286,300   4,967  6.88      289,793  15,363   7.09      294,849  15,485   7.02
Loans: (2)
   Commercial            314,987   7,520   9.47      318,651   7,477  9.31      313,029  22,050   9.42      314,854  22,317   9.48
   Real estate           363,617   7,284   7.95      367,192   7,182  7.76      363,220  21,640   7.97      356,029  20,731   7.79
   Consumer               92,288   2,023   8.70       78,402   1,802  9.12       91,409   6,355   9.30       75,838   5,262   9.28
                      ---------- -------  -----   ---------- ------- -----   ---------- -------  -----   ---------- -------  -----
   Total loans           770,892  16,827   8.66      764,245  16,461  8.55      767,658  50,045   8.72      746,721  48,310   8.65
Federal funds sold         3,658      53   5.75        8,952     123  5.45        3,109     124   5.33        4,718     183   5.19
                      ---------- -------  -----   ---------- ------- -----   ---------- -------  -----   ---------- -------  -----
   Total earning
     assets(3)         1,099,272  22,506   8.12%   1,059,497  21,551  8.07%   1,060,560  65,532   8.26%   1,046,288  63,978   8.18%
                      ---------- -------  -----   ---------- ------- -----   ---------- -------  -----   ---------- -------  -----
Non-interest-
  earning assets          71,088                      47,893                     62,498                      46,170
                      ----------                  ----------                 ----------                  ----------
Total assets          $1,170,360                  $1,107,390                 $1,123,058                  $1,092,458
                      ==========                  ==========                 ==========                  ==========
Interest-bearing
   deposits:
   Demand and
     savings deposits $  217,651 $ 1,633   2.98%  $  205,310 $ 1,386  2.68%  $  212,282 $ 4,686   2.95%  $  204,287 $ 4,086   2.67%
   Time deposits         480,378   6,811   5.63      506,018   7,154  5.61      488,584  20,842   5.70      495,343  20,641   5.57
                      ---------- -------  -----   ---------- ------- -----   ---------- -------  -----   ---------- -------  -----
   Total deposits        698,029   8,444   4.80      711,328   8,540  4.76      700,866  25,528   4.87      699,630  24,727   4.73
Borrowings               314,291   4,583   5.79      252,295   3,765  5.92      272,344  12,005   5.89      253,074  11,152   5.89
                      ---------- -------  -----   ---------- ------- -----   ---------- -------  -----   ---------- -------  -----
   Total interest-
     bearing
     liabilities       1,012,320  13,027   5.11%     963,623  12,305  5.07%     973,210  37,533   5.16%     952,704  35,879   5.04%
                                 -------  -----              ------- -----              -------  -----   ---------- -------  -----

   Non-interest-
     bearing deposits     59,968                      49,676                     54,387                      48,759
                      ----------                  ----------                 ----------                  ----------
   Subtotal            1,072,288                   1,013,299                  1,027,597                   1,001,463
Accrued expenses and
   other liabilities       9,208                      11,381                      7,846                      10,500
                      ----------                  ----------                 ----------                  ----------
   Total liabilities   1,081,496                   1,024,680                  1,035,443                   1,011,963
   Shareholders'
     equity               88,864                      82,710                     87,615                      80,495
                      ----------                  ----------                 ----------                  ----------
Total liabilities and
   shareholders'
   equity             $1,170,360                  $1,107,390                 $1,123,058                  $1,092,458
                      ==========                  ==========                 ==========                  ==========
Net interest income
   and interest rate
   spread(4)                     $ 9,479   3.01%             $ 9,246  3.00%             $27,999   3.10%             $28,099   3.14%
                                 =======  =====              ======= =====              =======                     =======  =====
Net interest margin(5)                     3.42%                      3.46%                       3.53%                       3.59%
                                          =====                      =====                       =====                       =====
Average interest-
   earning assets to
   average interest-
   bearing liabilities                    108.6%                     109.0%                      109.9%                      109.8%

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

                               THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                         1998 VS. 1997                     1998 VS. 1997
                                      INCREASE (DECREASE)               INCREASE (DECREASE)
                                      -------------------               -------------------
                                 VOLUME      RATE       TOTAL      VOLUME      RATE       TOTAL
                                 ------      ----       -----      ------      ----       -----
                                                         (IN THOUSANDS)
Interest-earning assets:
Securities:
  Taxable                         $ 574      $  11      $ 585      $ (320)     $ 178      $ (142)
  Non-taxable                        96        (22)        74          65        (45)         20
                                  -----      -----      -----      ------      -----      ------
         Total securities           670        (11)       659        (255)       133        (122)
                                  -----      -----      -----      ------      -----      ------
Loans:
  Commercial                        (87)       130         43        (129)      (138)       (267)
  Real estate                       (71)       173        102         424        485         909
  Consumer                          316        (95)       221       1,080         13       1,093
                                  -----      -----      -----      ------      -----      ------
         Total loans                158        208        366       1,375        360       1,735
                                  -----      -----      -----      ------      -----      ------
Federal funds sold                  (73)         3        (70)        (62)         3         (59)
                                  -----      -----      -----      ------      -----      ------
Total interest-
  earning assets (1)                755        200        955       1,058        496       1,554
Interest-bearing liabilities:
Deposits:
  Demand and savings deposits        89        158        247         172        428         600
  Time deposits                    (362)        19       (343)       (286)       487         201
                                  -----      -----      -----      ------      -----      ------
Total interest-bearing
  deposits                         (273)       177        (96)       (114)       915         801
Borrowings                          923       (105)       818         849          4         853
                                  -----      -----      -----      ------      -----      ------
Total interest-bearing
  liabilities                       650         72        722         735        919       1,654
                                  -----      -----      -----      ------      -----      ------
Net interest income               $ 105      $ 128      $ 233      $  323      $(423)     $ (100)
                                  =====      =====      =====      ======      =====      ======

(1)      Computed on a fully tax equivalent basis, assuming a tax rate of 35%.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Net Income. Net income for the three months ended September 30, 1998 increased 9.8% to $3.0 million, compared to net income of $2.7 million for the three months ended September 30, 1997. Basic and diluted earnings per share in the third quarter of 1998 equaled $0.38 and $0.37, respectively, compared to $0.34 and $0.34, respectively, for the same period in 1997. Net interest income increased 2.4% while non-interest income increased 17.8% in the three months ended September 30, 1998, as compared to the same period in 1997, and non-interest expense increased 5.2%. The provision for possible loan losses was comparable to the prior year period. The Company's net interest margin decreased to 3.42% for the third quarter of 1998, compared to 3.46% for the same period in 1997. Increases in non-interest income resulted primarily from earnings on bank-owned life insurance as well as from higher levels of fee income. Non-interest expense increased primarily due to costs associated with additional loan production activities. The

Company's return on average assets and return on average equity were 1.02% and 13.50%, respectively, in the third quarter of 1998, compared to .98% and 13.07%, respectively, in the third quarter of 1997. The Company's tangible earnings (net income excluding amortization of intangibles) for the three months ended September 30, 1998 were $3.3 million, or $0.41 per diluted share, representing an annualized return on tangible equity of 16.90%.

         Interest Income. Total interest income increased 4.4% to $22.3 million for the three months ended September 30, 1998, compared to $21.4 million for the third quarter of 1997. This increase resulted from a 5 basis point increase in the average yield on earning assets as well as a $39.8 million increase in average earning assets. The increase in the average balance of loans of $6.6 million, or .9% was consistent with the Company's emphasis on increasing the loan portfolio.

         The weighted average yield on interest-earning assets increased slightly to 8.12% during the three months ended September 30, 1998, compared to 8.07% during the same three month period in 1997. The Company's yield on average loans increased from 8.55% during the three months ended September 30, 1997 to 8.66% during the three months ended September 30, 1998 partially as a result of a change in mix of the loan portfolio. The average balance of lower yielding residential loans decreased $3.6 million while higher yielding consumer loans increased $13.9 million. Yields on the investment portfolio decreased slightly from 6.88% during the third quarter of 1997 to 6.87% during the third quarter of 1998. Continued reductions in market interest rates as well as further prepayments of loans and securities in the future could have an adverse affect on the Company's average yield on earning assets as well as the Company's net interest margin as a result of the prepayment of higher yielding assets that are replaced with lower yielding assets originated in the current interest rate environment.

         Interest Expense. Total interest expense increased 5.9% to $13.0 million for the three months ended September 30, 1998, compared to $12.3 million for the three months ended September 30, 1997. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding and due to a higher cost of funds during the third quarter of 1998, as compared to the same period in 1997. The average balance of interest-bearing liabilities increased $48.7 million, or 5.1%, from the third quarter of 1997 to the third quarter of 1998.

         The Company's cost of funds increased to 5.11% in the three months ended September 30, 1998 compared to 5.07% in the same period of 1997. The cost of funds was affected primarily by higher borrowing levels relative to total interest-bearing liabilities. Average borrowings represented 31.0% of total interest-bearing liabilities in the third quarter of 1998 compared to 26.2% in 1997. The Company's cost of funds was also affected by costs associated with interest rate swap transactions that have been utilized to extend the repricing terms of a portion of the Company's borrowings that reprice on a short term basis. At September 30, 1998 the Company had interest rate swap transactions outstanding with a total notional amount of $51.9 million compared to $42.5 million at September 30, 1997. All swap contracts require the Company to pay a fixed rate of interest in return for receiving a variable rate of interest.

         Provision for Possible Loan Losses. The provision for possible loan losses was $300,000 for the three months ended September 30, 1998, compared to $304,000 for the third quarter of 1997. Total non-performing loans were $2.9 million at September 30, 1998 and 1997. The allowance for possible loan losses at September 30, 1998 was $6.6 million, or .85% of total loans and 226.6% of non-performing loans compared to $7.1 million, or .92% of total loans and 248.9% of non-performing loans at September 30, 1997. Management's estimate of the adequacy of its allowance for possible loan losses is based upon its continuing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix and selected credits are factors that affect judgments concerning the adequacy of the allowance.

         Non-Interest Income. Total non-interest income was $2.5 million for the three months ended September 30,1998, compared to $2.1 million for the three months ended September 30, 1997. The following table sets forth the Company's non-interest income for the periods indicated:

                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                       SEPTEMBER 30,               SEPTEMBER 30,
                                       -------------               -------------
                                    1998          1997          1998          1997
                                    ----          ----          ----          ----
                                                    (In Thousands)
Trust and custodian fees           $  542        $  483        $1,561        $1,337
Customer service fees                 543           510         1,537         1,478
Investment securities gains            --             3            24           103
Gains on sales of loans               868           872         3,005         1,817
Other                                 552           258         1,435           741
                                   ------        ------        ------        ------
         TOTAL                     $2,505        $2,126        $7,562        $5,476
                                   ======        ======        ======        ======

         Trust and custodian fees increased 12.2% to $542,000 in the third quarter of 1998 from $483,000 in the third quarter of 1997. Growth in trust income continued to result primarily from the expansion of the customer base as well as higher asset values.

         Customer service fees, representing service charges on deposits and fees for other banking services, increased 6.5% in the third quarter of 1998 to $543,000 from $510,000 in the third quarter of 1997.

         Gains on sales of loans totaled $868,000 for the three months ended September 30, 1998 compared to $872,000 for the three months ended September 30, 1997. During the third quarter of 1998, the Company sold $5.3 million of the guaranteed portion of its SBA and other government guarantee loan originations in the secondary market compared to $6.2 million during the third quarter of 1997, realizing gains of $444,000 in 1998 compared to gains of $489,000 in 1997. Also, the Company recorded gains of $426,000 from the sales of residential loans during the third quarter of 1998 compared to $383,000 in 1997. Loan origination and sale activity during 1998 continued to benefit from the favorable interest rate environment.

         The Company intends to continue to place emphasis on its small business lending activities, including the evaluation of expansion into new markets. The nature of the political climate in Washington, D.C. may subject existing government programs to much scrutiny and possible cutbacks. It is not currently known whether the SBA program will be impacted. Management believes that any such cutbacks could negatively affect the Company's activities in the SBA lending programs as well as the planned expansion of such activities.

         Other income increased $294,000 to $552,000 in the third quarter of 1998 compared to $258,000 in the third quarter of 1997 primarily as a result of earnings on bank-owned life insurance which totaled $216,000 in 1998 compared to no such amounts in 1997.

         Non-Interest Expense. Total non-interest expense increased $351,000 to $7.1 million for the three months ended September 30, 1998, compared to $6.7 million for the three months ended September 30, 1997. This increase generally resulted from expansion of the Company's loan production activities over the past year, offset in part by cost savings achieved as a result of the merger of the Company's banking subsidiaries. The following table sets forth the Company's non-interest expense for the periods indicated:

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                          -------------                -------------
                                                       1998          1997           1998           1997
                                                       ----          ----           ----           ----
                                                                        (In Thousands)
Salaries and employee benefits                        $3,841        $3,715        $11,914        $10,991
Occupancy expense                                        390           404          1,159          1,224
Furniture, fixtures and equipment                        219           184            631            569
Data processing                                          221           263            798            796
Taxes other than income taxes                            268           237            720            761
Federal deposit insurance                                 48            77            194            189
Amortization of goodwill and other intangibles           344           381          1,052          1,173
Other                                                  1,763         1,482          5,869          4,226
                                                      ------        ------        -------        -------
         TOTAL                                        $7,094        $6,743        $22,337        $19,929
                                                      ======        ======        =======        =======


         Salaries and employee benefits accounted for approximately 54.1% of total non-interest expense in the three months ended September 30, 1998 compared to 55.1% in the third quarter of 1997. The average full time equivalent staff was 387 in 1998 compared to 362 in 1997.

         Net occupancy expense decreased 3.4% to $390,000 in the third quarter of 1998 from $404,000 in the third quarter of 1997. This decrease resulted from lower rent and depreciation expenses.

         Furniture, fixtures and equipment expense increased $35,000, or 19.0% in the third quarter of 1998. The increase in furniture and equipment expense was due principally to higher depreciation costs.

         Data processing expense decreased $42,000, or 16.0%, in the third quarter of 1998. Lower costs in 1998 resulted from the conversion of County's data processing systems during the first quarter of 1998, which has resulted in cost savings in subsequent periods.

         Taxes other than income taxes increased $31,000, or 13.1%, in the third quarter of 1998 compared to the third quarter of 1997. This increase resulted from higher net worth levels (on which such taxes are based) in 1998 compared to 1997.

         Federal deposit insurance expense decreased $29,000 to $48,000 in 1998 from $77,000 in the third quarter of 1997.

         Amortization of goodwill and other intangible assets resulting from the application of purchase accounting in connection with the County acquisition totaled $338,000 during the third quarter of 1998 compared to $375,000 in the third quarter of 1997.

         Other non-interest expenses were $1.8 million during the third quarter of 1998 compared to $1.5 million in the third quarter of 1997, resulting primarily from expansion of activities.

         The efficiency ratio is one method used in the banking industry to assess profitability. It is defined as non-interest expense less amortization expense divided by the net revenue stream, which is the sum of net interest income on a tax-equivalent basis and non-interest income excluding net investment securities gains or losses. The Company's efficiency ratio was 56.3% for the third quarter of 1998, compared to 56.0% for the comparable period in 1997. Controlling costs and improving productivity, as measured by the efficiency ratio, is considered by management a primary factor in enhancing performance.

         Provision for Income Taxes. The Company's provision for Federal income taxes was $1.4 million, or 31.7% of pretax income, for the three months ended September 30, 1998 compared to $1.4 million, or 34.1% of pretax income, for the three months ended September 30, 1997. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans, earnings on bank-owned life insurance, and the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

         Net Income. Net income for the nine months ended September 30, 1998 of $8.0 million, or $1.01 per basic and diluted share, compared to net income of $8.0 million, or $1.01 per basic and diluted share, for the nine months ended September 30, 1997. Net interest income decreased .3% and non-interest income increased 38.1% in the nine months ended September 30, 1998, as compared to the same period in 1997 while non-interest expense increased 12.1%. Excluding the effects of non-recurring merger, integration and restructuring charges totaling $1.2 million that were recorded in the second quarter of 1998, non-interest expense increased 6.0%. The provision for possible loan losses was unchanged from the comparative period. The Company's net interest margin decreased to 3.53% for the nine months ended September 30, 1998, compared to 3.59% for the same period in 1997, primarily reflecting the effect of the Company's purchase of bank-owned life insurance in January 1998. Increases in non-interest income resulting from higher levels of fee income and gains on sales of loans were offset by lower net interest income and higher expense levels. Excluding the affects of non-recurring charges, non-interest expense increased primarily due to costs associated with additional loan production activities. The Company's return on average assets and return on average equity were .96% and 12.25%, respectively, for the nine months ended September 30, 1998, compared to .98% and 13.34%, respectively, for the nine months ended September 30, 1997. Adjusted for the effects of non-recurring charges in 1998, the Company's return on average assets and return on average equity were 1.05% and 13.46%, respectively.

         Interest Income. Total interest income increased 2.5% to $65.0 million for the nine months ended September 30, 1998, compared to $63.4 million for the comparable period in 1997. This increase resulted from an 8 basis point increase in the average yield on interest-earning assets and a $14.3 million increase in average earning assets for the nine months ended September 30, 1998 compared to 1997. The average balance of loans increased $20.9 million, or 2.8%. The increase in loan balances was consistent with the Company's emphasis on loan growth to increase overall yields on earning assets.

         The weighted average yield on interest-earning assets increased to 8.26% during the nine months ended September 30, 1998, compared to 8.18% during the comparable nine month period in 1997. The Company's yield on average loans increased from 8.65% during the nine months ended September 30, 1997 to 8.72% during the nine months ended September 30, 1998. The average yield in both periods benefited from approximately $254,000 in 1998 and $312,000 in 1997 of additional accretion of discounts on SBA loans as a result of prepayments. Yields on the investment portfolio increased from 7.02% during 1997 to 7.09% during 1998. Investment yields during 1998 have also benefited from additional accretion of discounts on securities resulting from prepayments.

         Interest Expense. Total interest expense increased 4.6% to $37.5 million for the nine months ended September 30, 1998, compared to $35.9 million for the nine months ended September 30, 1997. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding and due to a higher cost of funds during the first nine months of 1998, as compared to the same period in 1997. The average balance of interest-bearing deposit accounts increased $1.2 million, or .2%, during the nine months ended September 30, 1998 compared to 1997 while the average balance of borrowings increased 7.6%, from $253.1 million to $272.3 million.

         The Company's cost of funds increased to 5.16% for the nine months ended September 30, 1998 compared to 5.04% for the same period of 1997, primarily due to the continued shift by customers out of traditional savings accounts into higher yielding certificates of deposit and money market accounts. Also, a larger portion of the Company's average interest-bearing liabilities consisted of higher cost borrowings during the nine months ended September 30, 1998 as compared to 1997.

         Provision for Possible Loan Losses. The provision for possible loan losses was $925,000 for the nine months ended September 30, 1998, compared to $919,000 for the nine months ended September 30, 1997 and was considered by management as sufficient to maintain the Company's allowance for possible loan losses at an adequate level.

         Non-Interest Income. Total non-interest income was $7.6 million for the nine months ended September 30, 1998, compared to $5.5 million for the nine months ended September 30, 1997. This increase was primarily attributed to increases in gains on sales of loans. During the nine months ended September 30, 1998, the Company sold approximately $18.6 million of the guaranteed portion of its SBA and other government guaranteed loan originations in the secondary market compared to $17.9 million in the first nine months of 1997, realizing gains of $1.7 million in 1998, compared to gains of $1.4 million in 1997. In addition, the Company sold $74.1 million of residential real estate loans realizing gains of $1.3 million in the first nine months of 1998, compared to $474,000 of gains on sales of loans totaling $38.8 million in 1997.

         Customer service fees, representing service charges on deposits and fees from other banking services, increased 4.0% for the nine months ended September 30, 1998 to $1.5 million. Trust income increased 16.8% to $1.6 million in 1998, from $1.3 million in 1997. Growth in trust and custodian fees resulted primarily from the expansion of the customer base and higher asset values. The $694,000 increase in other income to $1.4 million in 1998 compared to $741,000 in 1997 resulted primarily from earnings on bank-owned life insurance which totaled $580,000 in 1998 with no comparable amount in 1997. Also, net servicing fee income on SBA loans increased approximately $262,000 partially as a result of a reduction in amortization of capitalized servicing assets due to prepayments (see also Interest Income above regarding additional accretion of related discounts). At September 30, 1998, unamortized capitalized servicing assets related to SBA loans totaled $2.0 million while discounts associated with the retained portion of SBA loans totaled $1.9 million.

         Non-Interest Expense. Total non-interest expense increased $2.4 million to $22.3 million for the nine months ended September 30, 1998, compared to $19.9 million for the nine months ended September 30, 1997. Excluding non-recurring merger, integration and restructuring charges of $1.2 million, non-interest expenses increased $1.2 million, or 6.0%, during the first nine months of 1998 compared to the same period in 1997. This increase generally resulted from expansion of the Company's operating and loan production activities over the past year. For the nine months ended September 30, 1998, the Company's efficiency ratio was 56.5%, compared to 56.0% for the nine months ended September 30, 1997.

         Salaries and employee benefits accounted for approximately 53.3% of total non-interest expense for the nine months ended September 30, 1998 compared to 55.1% in 1997. The average full time equivalent staff was 383 in 1998 compared to 360 in 1997. Excluding non-recurring merger, integration and restructuring salary and employee benefits expense of $378,000 in 1998, such expenses increased $545,000, or 5.0% primarily as a result of staff additions associated with increased loan production activities.

         Net occupancy expense decreased 5.3%, or $65,000 for the first nine months of 1998 compared to the first nine months of 1997. This decrease resulted primarily from lower rent and depreciation expenses.

         Furniture, fixtures and equipment expense increased $62,000, or 10.9% for the nine months ended September 30, 1998. The increase in furniture and equipment expense was due principally to higher depreciation costs.

         Data processing expense totaled $798,000 for the nine months ended September 30, 1998, virtually unchanged from 1997. Costs associated with the conversion of County's data processing systems during the first quarter of 1998 have been offset by ongoing cost savings achieved as a result of such systems conversion.

         Taxes other than income taxes decreased $41,000, or 5.4%, for the first nine months 1998 compared to the same period in 1997. This decrease resulted from credits for overpayment of taxes in prior years.

         Federal deposit insurance expense increased $5,000 to $194,000 in 1998 from $189,000 in 1997.

         Amortization of goodwill and other intangible assets resulting from the application of purchase accounting in connection with the acquisition of County Savings Bank in 1996 totaled $1.0 million during the first nine months of 1998 compared to $1.2 million in 1997.

         Excluding $844,000 of non-recurring merger, integration and restructuring charges, other non-interest expenses increased to $5.0 million during the nine months ended September 30, 1998 from $4.2 million during the same period in 1997, primarily as a result of expanded activities.

         Provision for Income Taxes. The Company's provision for Federal income taxes was $3.7 million, or 31.6% of pretax income, for the nine months ended September 30, 1998 compared to $4.1 million, or 33.8% of pretax income, for the nine months ended September 30, 1997. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans, earnings on bank-owned life insurance, and the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense.

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

         Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as "other real estate owned" until such time as it is sold or otherwise disposed of. The Company owned $512,000 of such property at September 30, 1998 and $640,000 at September 30, 1997.

         Non-performing loans totaled $2.9 million, or 0.38% of total loans, at September 30, 1998, compared to $2.9 million, or 0.37% of total loans, at September 30, 1997. Non-performing assets totaled $3.4 million, or 0.29% of total assets at September 30, 1998, compared to $3.5 million, or .31% of total assets at September 30, 1997. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the table below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms. The following is an analysis of the composition of non-performing assets:

                                                   SEPTEMBER 30,
                                                1998          1997
                                                ------------------
                                              (DOLLARS IN THOUSANDS)
Non-accrual loans                              $  298        $1,208
Accruing loans 90 days or more past due         2,616         1,659
                                               ------        ------
Total non-performing loans                      2,914         2,867
Other real estate owned                           512           640
                                               ------        ------
Total non-performing assets                    $3,426        $3,507
                                               ======        ======

Non-performing loans to total loans              0.38%         0.37%
Non-performing assets to total assets            0.29%         0.31%

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

                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                                             -------------                      -------------
                                                        1998              1997             1998              1997
                                                        ----              ----             ----              ----
                                                                             (In Thousands)
Balance at beginning of period                        $  6,662          $  6,937         $  6,617          $  6,599
Provision charged to expense                               300               304              925               919
Loans charged-off                                         (544)             (271)          (1,445)             (853)
Recoveries of loans previously
  charged off                                              185               166              506               471
                                                      --------          --------         --------          --------
Balance at end of period                              $  6,603          $  7,136         $  6,603          $  7,136
                                                      ========          ========         ========          ========

Loans outstanding at end of period                    $776,658          $772,280              N/A               N/A
Average loans outstanding                             $770,892          $764,245         $767,658          $746,721
Allowance as a percentage of loans outstanding            0.85%            0.92%              N/A               N/A
Net charge-offs to average loans (annualized)             0.18%            0.05%             0.16%             0.07%
Allowance for possible loan losses to
 non-performing loans                                    226.6%           248.9%              N/A               N/A

         The allowance for possible loan losses totaled $6.6 million at September 30, 1998, representing .85% of total loans, compared to $7.1 million at September 30, 1997, or .92% of total loans. Charge-offs represent the amount of loans actually removed as earning assets from the balance sheet due to uncollectibility. Amounts recovered on previously charged-off assets are netted against charge-offs, resulting in net charge-offs for the period. Net loan charge-offs for the three months and nine months ended September 30, 1998 were $359,000 and $939,000, respectively, compared to net charge-offs of $105,000 and $382,000, respectively, for the same periods in 1997. Charge-offs have been made in accordance with the Company's standard policy and have occurred primarily in the commercial and consumer loan portfolios.

         The allowance for possible loan losses as a percentage of non-performing loans ("coverage ratio"), was 226.6% at September 30, 1998, compared to 248.9% at September 30, 1997. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the adequacy of the allowance by management. Total non-performing loans as a percentage of total loans remained a relatively low 0.38% of total loans at September 30, 1998.

COMPARISON OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997 FINANCIAL CONDITION

         Total assets amounted to $1.18 billion at September 30, 1998, compared to $1.08 billion at December 31, 1997, an increase of $99.1 million, or 9.2%.

         Total investment securities increased by $56.0 million to $327.5 million as a result of the purchase of securities to achieve asset growth supported by the Company's increasing capital levels. The Company's general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its investment securities as available-for-sale. At September 30, 1998, 91.8% of the total investment portfolio was classified as available-for-sale, while those securities which the Company intends to hold to maturity represented the remaining 8.2%. This compares to 87.0% and 13.0% classified as available-for-sale and held to maturity, respectively, at December 31, 1997.

         Total loans increased $15.6 million to $776.7 million at September 30, 1998. Management continues to emphasize increasing earning assets and earning asset yields with the loan portfolio. Growth in the loan portfolio during 1998 has been slowed as a result of the early prepayment of loans in the portfolio.

         Premises and equipment increased from $8.9 million at December 31, 1997 to $11.4 million at September 30, 1998. This increase has resulted from data processing equipment and software purchases associated with the conversion of County's data processing systems and enhancement of technology throughout the Company. Also, the

Company has commenced construction of a new branch in Centerville, Ohio and purchased the land for another planned branch in New Albany, Ohio.

         Other assets increased from $5.5 million at December 31, 1997 to $21.5 million at September 30, 1998 primarily as a result of the Company's purchase of $15.0 million of bank-owned life insurance. The book value of this asset is $15.6 million at September 30, 1998.

         Total deposits increased to $766.1 million at September 30, 1998 from $747.0 million at December 31, 1997. The Company continues to emphasize growth in its existing retail deposit base provided incremental deposit growth is cost effective compared to alternative funding sources. Total interest-bearing deposits accounted for 92.3% of total deposits at September 30, 1998, compared to 91.5% at December 31, 1997.

         Total borrowings, including federal funds purchased, increased $76.8 million to $316.3 million at September 30, 1998, compared to $239.4 million at December 31, 1997. This increase resulted primarily from funding needs associated with increases in the securities portfolio.


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

         The Company's principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB as well as other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. The investment portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $300.7 million were classified as available-for-sale as of September 30, 1998, representing 91.8% of the total investment portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity.

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

         The Company obtained a $15 million term loan with a financial institution in order to partially fund the acquisition of County. This loan has an outstanding balance of $13.8 million at September 30, 1998. Under the terms of the loan agreement, the Company is required to make quarterly interest payments and annual principal payments, based on a ten year amortization, which commenced in February 1998. The unpaid loan balance is due in full September 1, 2003. The loan agreement also contains certain financial covenants, all of which the Company was in compliance with at September 30, 1998.

         Shareholders' equity at September 30, 1998 was $89.4 million, compared to prior year-end shareholders' equity of $85.3 million, an increase of $4.1 million. This increase resulted from the retention of earnings, net of dividends paid of $3.2 million, offset by the change in unrealized gains on available-for-sale securities from a net gain of $1.1 million at December 31, 1997 to a net gain of $964,000 at September 30, 1998.

         Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At September 30, 1998, the Company had a total risk-based capital ratio of 11.3%, of which 10.4% consisted of Tier 1 capital. The leverage ratio for the Company at September 30, 1998, was 6.6%.

         Cash dividends paid to shareholders of the Company totaled $3.2 million, or $0.405 per share, during the first nine months of 1998. This compares to dividends of $3.1 million, or $0.39 per share, for the same period in 1997. Cash dividends paid as a percentage of net income amounted to 40.3% and 38.6% for the nine months ended September 30, 1998 and 1997, respectively.

         The Company has received regulatory approval for the purchase of certain assets and assumption of certain deposit and other liabilities of a branch office located in Granville, Ohio. This transaction is expected to be consumated on December 4, 1998, at which time the Company will receive cash totaling approximately $9 million.

         The Company's Board of Directors and management intend to seek continued controlled growth of the organization through selective acquisitions which fit the Company's strategic objectives of growth, diversification and market expansion and which provide the potential for enhanced shareholder value. At the present time, the Company does not have any understanding or agreements for any acquisition or combination.

         Considering the Company's capital adequacy, profitability, available liquidity sources and funding sources, the Company's liquidity is considered by management to be adequate to meet current and projected needs.

CONTINGENCIES AND UNCERTAINITIES - YEAR 2000

         The Year 2000 Issue concerns the inability of information systems to properly recognize and process date-sensitive information beyond December 31, 1999. This could cause a system failure or other computer errors, leading to a disruption in the operation of such systems. All of the Company's banking operations have been converted to a core data processing system that the Company began utilizing in 1996. Substantially all of the software utilized by the Company is purchased or licensed from external providers.

         The Company has conducted a review of its data processing systems to ensure that all data processing applications are Year 2000 compliant. This review project has seven phases: 1) identify applications, 2) assign primary responsibility, 3) contact vendors for certification, 4) determine impact of non compliance, 5) develop contingency plan, 6) correct non compliance situations, and 7) determine testing plan and perform test procedures. The first six phases of this project have been completed and testing of all critical systems is currently in process. Based on it's assessment at this time, management does not anticipate any disruption in the Company's operations as a result of the Year 2000 Issue.

         In addition, the Company has implemented procedures for identifying potential problems that the Company's borrowers may experience. The Company has also held seminars for borrowers and other customers to assist them in addressing the Year 2000 Issue.

         To date, costs associated with required modifications necessary to become Year 2000 compliant have not been significant. The Company estimates that it will incur additional costs of approximately $250,000 primarily for equipment and software purchases relating to Year 2000 compliance. These cost estimates are based on currently available information and may change as the Company continues its Year 2000 project.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits on Item 601 of Regulation S-K

        Exhibit 3(a) - Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Company's Form 10-K for year ended December 31, 1991, Exhibit 3.3 to the Company's Form 10-K for the year ended December 31, 1992 and Exhibit 3.6 to the Company's Form 10-K for the year ended December 31, 1994).

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

                                    BancFirst Ohio Corp.
                                    (Registrant)

Date:  November 13, 1998     (SIGNED) /s/ GARY N. FIELDS
                           -------------------------------------------
                                    Gary N. Fields
                                    President and
                                    Chief Executive Officer

Date:  November 13, 1998     (Signed) /s/ Kim M. Taylor
                           -------------------------------------------
                                    Kim M. Taylor
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)