Form 10-K
period 1998-12-31
BANCFIRST OHIO CORP
filed 1999-03-09
CIK 868572

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended                              Commission file number
       December 31, 1998                                          0-18840
       -----------------                                          -------

                              BancFirst Ohio Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                                31-1294136
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                             identification No.)

            422 Main Street
            Zanesville, Ohio                                       43701
----------------------------------------                    -------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code (740) 452-8444.
                                                   ---------------

Securities registered pursuant to section 12 (b) of the Act:

                                                     Name of each exchange
      Title of each class                             on which registered
---------------------------------              ---------------------------------
             None                                            None
---------------------------------              ---------------------------------

Securities registered pursuant to Section 12 (g) of the Act:


          Title of each class
---------------------------------------
      Common Stock, no par value
---------------------------------------

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
                                          ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                               Page 1 of 66 Pages

Exhibit Index Appears on Page 63

         As of March 1, 1999 the approximate aggregate market value of the voting stock beneficially owned by non-affiliates of the registrant was $141,735,000 computed on the basis of $25.25 per share, the closing sales price on the NASDAQ - National Market on March 1, 1999. On that date, 7,870,948 shares of Common Stock, no par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

         Portions of the registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, pursuant to Regulation 14A, are incorporated by reference into Items 10, 11, 12 and 13 of
Part III of this annual report.

                               TABLE OF CONTENTS
                               -----------------
PART I
------
                                                                         Page(s)
Item 1 -     Business......................................................   4
Item 2 -     Properties....................................................  13
Item 3 -     Legal Proceedings.............................................  17
Item 4 -     Submission of Matters to a Vote of
                 Security Holders..........................................  17

PART II
-------

Item 5 -     Market for Registrant's Common Equity and
                 Related Stockholder Matters...............................  18
Item 6 -     Selected Financial Data.......................................  19
Item 7 -     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.............  20
Item 8 -     Financial Statements and Supplementary Data...................  34
Item 9 -     Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure....................  60

PART III
--------

Item 10 -    Directors and Executive Officers of the
                 Registrant................................................  60
Item 11 -    Executive Compensation........................................  60
Item 12 -    Security Ownership of Certain Beneficial
                 Owners and Management.....................................  60
Item 13 -    Certain Relationships and Related
                 Transactions..............................................  60
PART IV

Item 14 -    Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K...................................  61

Signatures.................................................................  62

ITEM 1:      BUSINESS
---------------------

GENERAL

         The Company, a registered bank holding company organized under the laws of the State of Ohio, conducts a full-service commercial and retail banking business through its wholly-owned subsidiary, The First National Bank of Zanesville ("FNB"). Effective May 16, 1998, Bellbrook Community Bank ("Bellbrook") and County Savings Bank ("County") were merged under the national bank charter of FNB. At December 31, 1998, the Company had total assets of $1.18 billion, total deposits of $790 million and shareholders' equity of $88 million.

         The Company is headquartered in Zanesville, Ohio, the county seat of Muskingum County. Through FNB, the Company operates 25 full-service banking facilities which serve Muskingum, Licking, Franklin and Greene Counties, Ohio. The Company's primary market extends along Interstate 70 in central Ohio and includes the markets of Zanesville, Newark, Columbus, and Dayton. The Company focuses on providing personalized, high quality and comprehensive service in order to develop and maintain long-term relationships with customers. FNB offers a wide range of banking services, including commercial loans, residential and commercial real estate loans, consumer loans, personal and business checking accounts, savings accounts, demand and time deposits, safe deposit services, trust, private banking and investment services.

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

         Management believes it has been successful in implementing its strategy. In 1992, FNB acquired a $30.6 million branch of a savings and loan association in Dresden, Ohio. Also in 1992, FNB opened the first of four small business lending centers which serve small businesses and specialize in loans guaranteed by the U.S. Department of Commerce, Small Business Administration ("SBA"). During 1997 and 1998, FNB was the largest originator of SBA 7(a) loans in Ohio and was awarded the designation of Preferred Lender by the SBA. Currently, FNB has small business lending centers located in Akron, Canton, Cleveland, Columbus, Cincinnati and Dayton, Ohio, Indianapolis, Indiana and Louisville, Kentucky. The Company's 1995 acquisition of Bellbrook provided access to the Dayton metropolitan market. In August 1996, the Company acquired County which had total assets of approximately $554 million. In October 1998, FNB opened a new branch location in Washington Township, Ohio, also in the Dayton metropolitan market. An additional branch location is being constructed in New Albany, Ohio, a rapidly growing suburb of Columbus, Ohio. The Company's strategic direction has culminated in over $800 million of asset growth since December 31, 1991.

         The Company's Board of Directors and management intend to seek continued controlled growth of the organization through selective acquisitions of banks and/or savings and loan associations. The objectives of such acquisitions will be to: increase the opportunity for quality earning asset growth, deposit generation and fee-based income opportunities; diversify the earning assets portfolio and core deposit base through expansion into new geographic markets; and improve the potential profits from its combined operations through economies of scale. In furtherance of such objectives, the Company intends to continue its pursuit of business combinations which fit its strategic objectives of growth, diversification and market expansion and which provide the potential for enhanced shareholder value. At the present time, the Company does not have any understanding or agreements for any acquisition or combination, except as discussed under "Recent Developments".

MARKET AREA AND COMPETITION

         The financial services industry in the Company's primary market area is highly competitive. FNB competes actively with regional and super-regional bank holding companies, community banks, savings institutions, mortgage bankers, brokerage firms, insurance companies and loan production offices in each of its primary market areas. The primary means of competition are through interest rates, pricing and service.

         Changes in the financial services industry resulting from fluctuating interest rates, technological changes and deregulation have resulted in an increase in competition, cost of funds, merger activity and customer awareness of product and service differences among competitors.

         Management believes that the deposit mix coupled with the legal lending limit regulations that FNB is subjected to is such that no material portion of FNB's deposits or loans have been obtained from a single customer. Consequently, the loss of any one customer would not have a materially adverse effect on its business. The business of the Company and FNB is not seasonal to any material degree.

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

         FNB is also subject to regulation, supervision, and examination by the Office of the Comptroller of Currency ("OCC"). Depository institutions are also affected by various state and federal laws, including those relating to consumer protection and similar matters, as well as by the fiscal and monetary policies of the federal government and its agencies, including the FRB. An important purpose of these policies is to curb inflation and control recessions through control of the supply of money and credit. The FRB uses its powers to establish reserve requirements of depository institutions and to conduct open market operations in United States government securities so as to influence the supply of money and credit. These policies have a direct effect on the availability of loans and deposits and on interest rates charged on loans and paid on deposits, with the result that federal policies have a material effect on the earnings of depository institutions, and hence, the Company.

         ACQUISITIONS OF CONTROL. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been given 60 days' prior written notice of such proposed acquisition and within that time period the FRB has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued, or unless the acquisition is subject to FRB approval under the BHCA. An acquisition may be made prior to the expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the FRB, the acquisition of more than 10% of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as the Company, would constitute the acquisition of control of such bank holding company.

         In addition, any "company" would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding shares of any class of voting stock of the Company, or otherwise obtaining "control" over the Company. Under the BHCA, "control" generally means (i) the ownership or control of 25% or more of any class of voting securities of the bank holding company, (ii) the ability to elect a majority of the bank holding company's directors, or (iii) the ability otherwise to exercise a controlling influence over the management and policies of the bank holding company.

         REGULATORY DIVIDEND RESTRICTIONS. The Company is a legal entity separate and distinct from its subsidiaries. The principal source of cash flow of the Company, including cash flow to pay dividends on the Company's common stock and debt service on its debt, is dividends from its subsidiaries. Various federal regulations limit the amount of dividends that may be paid to the Company by FNB without regulatory approval. These regulatory limitations on dividends, coupled with other regulatory provisions discussed below, may have the effect of exacerbating any future financial difficulties by further reducing the availability of funding sources.

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


         HOLDING COMPANY STRUCTURE.

         TRANSACTIONS INVOLVING BANKING SUBSIDIARIES. FNB is subject to Federal Reserve Act restrictions that limit the transfer of funds or other items of value from FNB to the Company in "covered transactions." In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as other transactions involving the transfer of value from a banking subsidiary to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a banking subsidiary with any of its affiliates is limited in amount to 10% of that banking subsidiary's capital and surplus (as defined and interpreted by regulation) and, with respect to covered transactions by a banking subsidiary with any one of its affiliates is limited in amount to 10% of the banking subsidiary's capital and surplus (as defined and interpreted by regulation) and, with respect to covered transactions with all affiliates, in the aggregate, to 20% of that banking subsidiary's capital and surplus. Furthermore, loans and extensions of credit to affiliates generally are required to be secured in specified amounts.

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

         REGULATORY CAPITAL STANDARDS AND RELATED MATTERS. The FRB, the OCC, and the FDIC have adopted substantially similar risk-based and leverage capital guidelines for United States banking organizations. The guidelines establish a systematic, analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among depository institutions, takes off-balance sheet exposure into account in assessing capital adequacy and reduces disincentives to holding liquid, low-risk assets. Risk-based capital ratios are determined by classifying assets and specified off-balance sheet financial instruments into weighted categories with higher levels of capital being required for categories perceived as representing greater risk. FRB policy also provides that banking organizations generally, and, in particular, those that are experiencing internal growth or actively making acquisitions, are expected to maintain capital positions that are substantially above the minimum supervisory levels, without significant reliance on intangible assets.

         Under the risk-based capital standard, the minimum consolidated ratio or total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) required by the FRB for bank holding companies, such as the Company, is currently 8%. At least one-half of the total capital must be composed of common equity, retained earnings, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain items such as goodwill and certain other intangible assets ("Tier 1 capital"). The remainder may consist of qualifying hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier 1 capital and a limited amount of loan and lease loss reserves ("Tier 2 capital"). As of December 31, 1998, the Company's Tier 1 and total capital to risk-adjusted assets ratios were 10.3% and 11.2%, respectively.

         In addition to the risk-based standard, the Company is subject to minimum leverage ratio guidelines. The leverage ratio is defined to be the ratio of a bank holding company's Tier 1 capital to its total consolidated quarterly average assets less goodwill and certain other intangible assets (the "Leverage Ratio"). These guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies that have the highest supervisory rating. All other bank holding companies must maintain a minimum Leverage Ratio of at least 4% to 5%. Neither the Company nor FNB has been advised by the appropriate federal banking regulator of any specific Leverage Ratio applicable to it. As of December 31, 1998, the Company's Leverage Ratio was 6.5%.

         The OCC has established capital requirements for banks under its jurisdiction that are substantially similar to those imposed by the FRB on bank holding companies. As of December 31, 1998, FNB had capital in excess of such minimum regulatory capital requirements.

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

         The federal financial institution regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the total capital ratio, Tier 1 capital ratio and the Leverage Ratio. Under the regulations, a national bank will be: (i) "well capitalized" if it has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a Leverage Ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater and a Leverage Ratio of 4% or greater (3% in certain circumstances) and is not "well capitalized," (iii) "undercapitalized" if it has a total capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% or a Leverage Ratio of less than 4% (3% in certain circumstances); (iv) "significantly undercapitalized" if it has a total capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a Leverage Ratio of less than 3%; and (v) "critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets. In addition, a depository institution's primary federal regulatory agency is authorized to downgrade the depository institution's capital category to the next lower category upon a determination that the depository institution is an unsafe or unsound condition or is engaged in an unsafe or unsound practice. An unsafe or unsound practice can include receipt by the institution of a less than satisfactory rating on its most recent examination with respect to its asset quality, management, earnings, or liquidity. As of December 31, 1998, FNB had capital levels that met "well capitalized" standards under such regulations.

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

RECENT DEVELOPMENTS

         In February 1999, the Company filed an application with the OCC seeking regulatory approval for the acquisition of the outstanding stock of a company which provides financial planning services and related investment services. At the date of this report, the Company has not executed an agreement with respect to such acquisition, but expects the consideration for such acquisition to be the issuance of approximately 76,000 shares of its common stock. The Company believes the acquisition will close at the end of the first quarter 1999.

LENDING PRACTICES

         Loan Portfolio Composition. In accordance with its lending policies, the Company strives to maintain a diversified loan portfolio. The following table sets forth in dollar amounts the composition of the Company's loan portfolio for the past five years:

                                                                   DECEMBER 31,
                                         ----------------------------------------------------------------
                                           1998          1997          1996          1995          1994
                                         --------      --------      --------      --------      --------
                                                                  (IN THOUSANDS)
Residential mortgage                     $353,635      $363,333      $337,911      $105,604      $100,963
Construction mortgage                      10,203         9,215         7,716         2,859         1,232
Commercial, financial and industrial      323,544       302,098       299,630       107,015       103,415
Consumer                                   89,681        86,381        76,598        53,340        42,333
                                         --------      --------      --------      --------      --------
         Total loans                      777,063       761,027       721,855       268,818       247,943
Allowance for possible loan losses         (6,643)       (6,617)       (6,599)       (3,307)       (3,095)
                                         --------      --------      --------      --------      --------
Net loans                                $770,420      $754,410      $715,256      $265,511      $244,848
                                         ========      ========      ========      ========      ========


         The Company's loan portfolio totaled $770.4 million at December 31, 1998, representing 65.2% of total assets. At December 31, 1997, 1996 and 1995, the Company's loan portfolio represented 69.8%, 67.7% and 55.7% of total assets, respectively. Residential mortgages outstanding at December 31, 1998 represented 45.5% of the Company's total loans. As of December 31, 1998, the Company's outstanding commercial loans represented 41.6% of total loans, outstanding consumer loans constituted 11.6% of total loans and construction mortgage loans constituted 1.3% of total loans.

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

         The adjustable-rate mortgages currently offered by the Company have interest rates which generally adjust on the applicable one, three, five or seven year anniversary date of the loan, subject to annual and term limitations. Rates are generally based upon an index tied to the weekly average yield on U.S. Treasury securities (adjusted to a constant maturity), as made available by the FRB, plus a margin.

         Fixed-rate mortgage products offered by the Company are generally sold in the secondary market, thus limiting the interest rate risk inherent in maintaining a large portfolio of long-term, fixed-rate assets. The Company sells such loans on both a servicing retained and servicing released basis.

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

         Commercial. The Company originates commercial loans for various business purposes including the acquisition and refinancing of commercial real estate. Such loans are originated for commercial purposes or secured by commercial real estate. The majority of the Company's commercial real estate loans are secured by first liens on owner-occupied properties, a majority of which is located in the Company's primary market areas. The Company's underwriting policy for commercial real estate loans generally requires that the ratio of the loan amount to the value of the collateral cannot exceed 75%. At December 31, 1998, the Company's largest commercial loan had a principal balance of $4.3 million.

         The Company is active in the SBA Section 7(a) lending program. Under this program, a portion of qualifying loans (typically 75%) is guaranteed by the SBA. The SBA guaranteed loans are adjustable-rate loans made at prime rate plus a margin. The Company also originates loans under the Farmer's Home Administration Business and Industry (Farmer's B&I) and other government guarantee programs. The Company generally sells the guaranteed portions of originated loans through these programs while retaining the rights to service these loans. At December 31, 1998, the guaranteed portion of loans that were held-for-sale totaled $2.6 million, while the unguaranteed portion of loans held by the Company in its portfolio totaled $21.6 million.

         Management continues to seek growth opportunities in small business lending. To date, the Company has established small business lending centers in the Columbus, Cleveland, Akron/Canton and Cincinnati, Ohio and Indianapolis, Indiana, and Louisville, Kentucky market areas. The Columbus location is the center for the Company's small business lending operations. In determining future activities in this area, management continually assesses the uncertainties that exist surrounding government programs, including the SBA, due to scrutiny by the United States Congress.

         Consumer. The Company originates consumer loans which are primarily for personal, family or household purposes, in order to offer a full range of financial services to its customers. The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Home equity loans are secured by first or second lien mortgages. The maximum loan to value ratio for first lien mortgages is generally 90%. Home equity loans that are secured by second lien mortgages generally have a loan to value ratio of at least 85% when added to the balance of the first lien mortgage. At December 31, 1998, 36% of the Company's consumer loans consisted of home equity loans.

         At December 31, 1998, 53% of the Company's consumer loans consisted of direct and indirect loans to finance the purchase of new and used automobiles and the remainder of the consumer loans consisted of loans for various other individual purposes. The targeted loan to value ratio for loans secured by new and used automobiles is 80%. Depending on market conditions and customer credit ratings, the Company may lend up to a 100% loan to value ratio.

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

         The allowance for loan losses is allocated according to the amount systematically estimated as necessary to provide for the inherent losses within the various categories of loans. General allocations of the allowance are based primarily on previous charge-off experience adjusted for changes in the risk characteristics of each category. In addition, classified and non-performing loans are evaluated separately and specific reserves are allocated based on expected losses on each individual classified or non-performing loans.

         The following table sets forth the allocation of the Company's allowance for possible loan losses for each of the periods presented:

                                                                       DECEMBER 31,
                      -------------------------------------------------------------------------------------------------------------
(Dollars in thousands)        1998                  1997                   1996                  1995                  1994
                      --------------------  --------------------  ---------------------  --------------------  --------------------
                                Percent of            Percent of             Percent of            Percent of            Percent of
                                 Loans to              Loans to               Loans to              Loans to              Loans to
                      Allowance    Total    Allowance    Total    Allowance     Total    Allowance   Total     Allowance   Total
                      --------- ----------  --------- ----------  ---------  ----------  --------- ----------  --------- ----------
Residential mortgage    $  946     45.5%      $1,120     47.7%      $1,392      46.8%      $  117     39.3%      $  196     40.7%
Construction mortgage       25      1.3           24      1.2           24       1.1           --      1.1           --      0.5
Commercial               2,947     41.6        2,830     39.7        2,704      41.5        3,164     39.8        1,822     41.7
Consumer                 2,725     11.6        2,643     11.4        2,479      10.6           26     19.8        1,077     17.1
                        ------    -----       ------    -----       ------     -----       ------    -----       ------    -----
TOTAL                   $6,643    100.0%      $6,617    100.0%      $6,599(1)  100.0%      $3,307    100.0%      $3,095    100.0%
                        ======    =====       ======    =====       ======     =====       ======    =====       ======    =====

(1) The increase in the allowance for possible loan losses at December 31, 1996, compared to 1995, resulted primarily from the addition of County's allowance at the time the Company acquired County.

         Changes in the amount of allowance allocated to each loan category at December 31, 1998 as compared to December 31, 1997 primarily resulted from changes in the amount of loans outstanding in each category.

         Loan maturities and repricing periods of the loan portfolio at December 31, 1998 were as follows:

                                  WITHIN ONE   ONE TO FIVE  AFTER FIVE
                                     YEAR         YEARS        YEARS        TOTAL
                                  ----------   -----------  ----------    --------
Commercial                         $154,785     $121,847     $ 46,912     $323,544
Real estate mortgage                172,471      129,730       51,434      353,635
Real estate - construction            5,478        3,177        1,548       10,203
Consumer                             37,295       46,485        5,901       89,681
                                   --------     --------     --------     --------
                                   $370,029     $301,239     $105,795     $777,063
                                   ========     ========     ========     ========
Loans due after one year with:
         Floating rates                                                   $258,908
         Predetermined rates                                              $148,126

INVESTMENT SECURITIES

         The Company's investment strategy is to manage the portfolio to include interest rate sensitive assets to reduce interest rate risk against interest rate sensitive liabilities. The portfolio is also structured to generate cash flows and, coupled with the readily marketable nature of such assets, it serves as a secondary source of liquidity to accommodate heavy loan demand, as well as deposit withdrawals. Subject to various government regulatory restrictions, banks may own direct obligations of the U.S. Treasury, federal agency securities, bank-qualified tax-exempt securities (including those issued by states and municipalities), certificates of deposit and time deposits, bankers' acceptances, commercial paper, corporate bonds, and mortgage-backed and asset-backed securities and related products.

The following table sets forth certain information relating to the Company's investment securities portfolio.

                                                          OBLIGATIONS
                                              OTHER U.S.    OF STATE     MORTGAGE-
                                    U.S.      GOVERNMENT  AND POLITICAL    BACKED                                  YIELD
                                  TREASURY     AGENCIES   SUBDIVISIONS   SECURITIES      OTHER        TOTAL        (FTE)
                                  --------    ----------  -------------  ----------     -------      --------      -----
                                                                 (DOLLARS IN THOUSANDS)
DECEMBER 31, 1998
---------------------------------
SECURITIES AVAILABLE-FOR-SALE:
Maturity/Repricing
Within one year                    $    --      $   173      $ 1,264      $ 15,268      $    50      $ 16,755      6.63%
After one through five years           265           --        3,308        94,130        3,907       101,610      6.80%
After five through ten years            --        2,503        8,278        83,733       22,592       117,106      6.35%
After ten years                         --        2,162        9,496        28,657       25,311        65,626      6.95%
                                   -------      -------      -------      --------      -------      --------
Total carrying value               $   265      $ 4,838      $22,346      $221,788      $51,860      $301,097
                                   =======      =======      =======      ========      =======      ========
Amortized cost                         251        4,759       21,724       222,537       52,503       301,774
Yield (FTE)                           6.55%        6.81%        7.69%         6.62%        6.32%         6.65%
Average maturity (in years)            3.3         10.7         12.1           6.1         18.2           8.7
SECURITIES HELD-TO-MATURITY:
Maturity/Repricing
Within one year                    $    --      $    --      $   396      $      2      $    --      $    398      7.27%
After one through five years            --           --        3,520        12,139        1,849        17,508      7.81%
After five through ten years            --           --        1,280         6,839          493         8,612      7.82%
After ten years                         --           --           --            --           --            --        --%
                                   -------      -------      -------      --------      -------      --------
Total carrying value               $    --      $    --      $ 5,196      $ 18,980      $ 2,342      $ 26,518
                                   =======      =======      =======      ========      =======      ========
Fair value                              --           --        5,413        19,054        2,342        26,809
Yield (FTE)                             --           --         7.53%         7.53%       10.64%         7.80%
Average maturity (in years)             --           --          3.7           4.4          3.2           4.1

DECEMBER 31, 1997
---------------------------------
SECURITIES AVAILABLE-FOR-SALE:
Maturity/Repricing
Within one year                    $ 2,310      $    --      $ 1,688      $ 64,165      $ 9,670      $ 77,833      6.77%
After one through five years           258           --        5,979        91,006        4,264       101,507      6.95%
After five through ten years            --        7,145        7,163        12,628        6,096        33,032      7.07%
After ten years                         --        5,609        2,130        15,170        1,017        23,926      7.06%
                                   -------      -------      -------      --------      -------      --------
Total carrying value               $ 2,568      $12,754      $16,960      $182,969      $21,047      $236,298
                                   =======      =======      =======      ========      =======      ========
Amortized cost                       2,558       12,619       16,627       181,750       21,017       234,571
Yield (FTE)                           5.92%        7.14%        7.65%         6.86%        6.82%         6.92%
Average maturity (in years)            .61         9.81         6.03          6.44        11.78          7.01
SECURITIES HELD-TO-MATURITY:
Maturity/Repricing
Within one year                    $    --      $    --      $   585      $  3,692      $ 1,879      $  6,156      8.57%
After one through five years            --           --        3,313        10,554          743        14,610      8.02%
After five through ten years            --           --        1,895         6,947           --         8,842      8.08%
After ten years                         --           --           --         5,609            6         5,615      8.19%
                                   -------      -------      -------      --------      -------      --------
Total carrying value               $    --      $    --      $ 5,793      $ 26,802      $ 2,628      $ 35,223
                                   =======      =======      =======      ========      =======      ========
Fair value                              --           --        5,967        28,048        2,630        36,645
Yield (FTE)                             --           --         7.15%         8.20%        9.96%         8.16%
Average maturity (in years)             --           --         4.29          6.19         3.42          5.68

DECEMBER 31, 1996
---------------------------------
SECURITIES AVAILABLE-FOR-SALE:
Maturity/Repricing
Within one year                    $ 9,793      $    --      $   901      $ 48,200      $ 8,491      $ 67,385      6.56%
After one through five years         2,088          553        6,775        97,382           --       106,798      6.89%
After five through ten years            --        6,920        5,507        17,188        4,988        34,603      6.80%
After ten years                         --        4,955        3,118        19,902        1,016        28,991      6.97%
                                   -------      -------      -------      --------      -------      --------
Total carrying value               $11,881      $12,428      $16,301      $182,672      $14,495      $237,777
                                   =======      =======      =======      ========      =======      ========
Amortized cost                      11,775       12,446       16,090       182,509       14,495       237,315
Yield (FTE)                           7.14%        7.34%        7.69%         6.71%        6.15%         6.79%
Average maturity (in years)            .71        10.35         6.20          7.47         8.14          7.14
SECURITIES HELD-TO-MATURITY:
Maturity/Repricing
Within one year                    $    --      $ 1,999      $   475      $  3,846      $    --      $  6,320      7.59%
After one through five years            --           --        4,782        11,868           50        16,700      8.12%
After five through ten  years           --           --        3,797         9,247           --        13,044      8.00%
After ten years                         --           --           --        10,729            6        10,735      8.09%
                                   -------      -------      -------      --------      -------      --------
Total carrying value               $    --      $ 1,999      $ 9,054      $ 35,690      $    56      $ 46,799
                                   =======      =======      =======      ========      =======      ========
Fair value                              --        2,000        9,163        36,431           58        47,652
Yield (FTE)                             --         6.55%        8.01%         8.09%        8.00%         8.01%
Average maturity (in years)             --          .50         4.91          7.73         4.00          6.87

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

         Maturities of the Company's time certificates of deposit of $100,000 or more outstanding at December 31, 1998 are summarized as follows:

                                                     AMOUNT
                                                 --------------
                                                 (IN THOUSANDS)
                  3 months or less                  $ 68,107
                  3 through 6 months                  32,842
                  6 through 12 months                 25,309
                  Over 12 months                      14,903
                                                     -------
                    Total                           $141,161
                                                     =======

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

         FNB is a member of the Federal Home Loan Bank ("FHLB") system. This membership is maintained to enhance shareholder value through the utilization of FHLB advances to aid in the management of the Company's cost of funds by providing alternative funding sources. FHLB advances provide flexibility in the management of interest rate risk through the wide range of available products with characteristics not necessarily present in the existing deposit base, as well as the ability to manage liquidity.

EMPLOYEES

         At December 31, 1998, the Company had 428 employees, 356 of whom were full-time and 72 of whom were part-time. Full-time employees receive a comprehensive range of employee benefit programs and salaries that management considers to be generally competitive with those provided by other major employers in its market areas. None of the Company's employees is represented by any union or other labor organization, and management believes that its employee relations are good. The Company has never experienced a work stoppage.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The Company does not have any banking offices located in a foreign country and has no foreign assets, liabilities, or related income and expense for the years presented.

ITEM 2:      PROPERTIES
-----------------------

         The Company's headquarters and FNB's main office are located in The First National Bank Building, 422 Main Street, Zanesville, Ohio. The building is used exclusively by the Company and FNB.

         All of the offices listed below are owned by the Company or FNB free and clear of any encumbrances.

              LOCATION                              DESCRIPTION
              --------                              -----------
1.  Main Office
    422 Main Street                  Six story building with a basement built in
    Zanesville, OH  43701            1934 with approximately 34,302 square feet.

2.  Duncan Falls Office
    Main & Mound Streets             One story building built in 1959 with 1,148
    Duncan Falls, OH  43734          square feet.

3.  Frazeysburg Office
    Third & State Streets            One story building built in 1959 with 1,302
    Frazeysburg, OH  43822           square feet.

4.  Maple-Bell Office
    2801 Maple Avenue                One story building built in 1972 with 2,316
    Zanesville, OH  43701            square feet.

5.  New Concord Office
    27 East Main Street              One story building with basement, built in
    New Concord, OH  43762           1962 with 4,478 square feet.

6.  Terrace Point Office
    1820 Maple Avenue                One story building with basement, built in
    Zanesville, OH  43701            1959 with 2,427 square feet.

7.  Zane Plaza Office
    225 N. Maysville Avenue          One story building built in 1965 with 2,386
    Zanesville, OH  43701            square feet.

8.  Dresden Office
    727 Main Street                  Two story building built in 1930 with 1,000
    Dresden, OH  43821               square feet.

9.  Arlington Office
    3005 Northwest Blvd.             One story building acquired in 1977 with
    Upper Arlington, OH  43221       approximately 2,170 square feet.

10. Bexley Office
    2585 East Main Street            One story building acquired in 1977 with
    Bexley, OH  43209                approximately 2,814 square feet.

11. Clintonville Office
    4311 North High Street           One story building acquired in 1982 with
    Columbus, OH  43215              approximately 1,847 square feet.

12. Granville Office
    222 East Broadway                A two story building acquired in 1998 with
    Granville, OH  43023             approximately 4,239 square feet.

13. Heath Office
    580 Hebron Road                  One story building built in 1962 with
    Heath OH  43056                  approximately 1,987 square feet.

14. Newark - Downtown Office
    42 North Third Street            Two story building with a basement built in
    Newark, OH  43055                1955 with approximately 13,400 square feet.

15. Newark - 21st Street Office      One story building built in 1975 with
    973 North 21st Street            approximately 1,600 square feet. This
    Newark, OH 43055                 building is located on property that is
                                     subject to a ground lease dated January 1,
                                     1975 for a term of 99 years, with a 99 year
                                     renewal option. Monthly rental payments are
                                     $450.

16. Pataskala Office
    26 West Broad Street             One story building built in 1973 with
    Pataskala, OH  43062             approximately 1,385 square feet.

17. Utica Office
    8 North Main Street              One story building built in 1976 with
    Utica, OH  43080                 approximately 828 square feet.

18. Bellbrook Office
    2010 Lakeman Drive               One story building built in 1971 with
    Bellbrook, OH  45305             approximately 5,700 square feet.

19. Washington Township Office
    500 Miamisburg Centerville Rd.   One story building built in 1998 with
    Centerville, OH  45459           approximately 5,300 square feet.

The following locations are leased by FNB:

         The Sunrise Office, 80 Sunrise Center, Zanesville, Ohio , 43701, is a one story building built in 1980, containing 2,420 square feet. FNB is purchasing the land on a land contract basis. The original amount of the land contract was $75,000. The present balance of the land contract is $43,884, with monthly principal and interest payments of $903.

         The Colony Square Office, 3575 Maple Avenue, Zanesville, Ohio, 43701, is a one story building built in 1982 with 994 square feet. The building is locate on property subject to a ground lease dated February 25, 1982, with a base lease of 15 years followed by a series of five year renewal options aggregating 25 years, favoring the Bank. The current monthly rental payment is $2,300.

         The Reynoldsburg Financial Center, 6300 East Livingston Avenue, Reynoldsburg, Ohio 43068, is leased space in a supermarket. The lease is for a term of 15 years commencing March 5, 1996 and expiring March 31, 2011, with monthly rental payments of $3,583. This lease may be terminated at the option of FNB on the fifth or tenth anniversaries (March 2001 or March 2006) with 6 months prior notice. FNB intends to close this office in April 1999.

         The former Columbus Business Financial Center, Gahanna, Ohio 43230, is leased office space within a building consisting of approximately 3,136 square feet. The lease is for a term of five (5) years, commencing September 21, 1995 and expiring on September 30, 2000, with monthly rental payments of $4,380. This office space is currently being subleased by the Company under which it receives monthly rental payments of $4,181.

         The Cleveland Loan Production Office, 6140 West Creek Road, Independence, Ohio 44131, is leased office space in a building consisting of approximately 1,443 square feet. The lease is for a term of three years commencing March 1, 1997, and expiring on February 29, 2000, with monthly rental payments of $1,503.

         The Akron Loan Production Office, 175 Montrose West Avenue, Copley Township, Ohio 44321, is leased office space in a building consisting of approximately 781 square feet. The lease was renewed for a term of 2 years commencing June 1, 1998 and expiring on May 31, 2000, with monthly rental payments of $1,078.

         The Canton Loan Production Office, 1030 North Main Street, Canton, Ohio is leased office space in a building consisting of approximately 650 square feet. The lease is for a term of 2 years commencing September 1, 1998 and expiring August 31, 2000, with monthly rental payments of $690.

         The Cincinnati Loan Production Office, 4000 Executive Park Dr., Cincinnati, Ohio 45241, is leased office space in a building consisting of 652 square feet. The lease is for a term of three years commencing January 1, 1998, and expiring December 31, 2000, with monthly rental payments of $758.

         The Indianapolis Loan Production Office, 8900 Keystone Crossing, Indianapolis, Indiana 46240 is leased office space in a building consisting of 594 square feet. The lease if for a term of 3 years commencing August 1, 1998 and expiring on July 31, 2001, with monthly rental payments of $879.

         The Louisville Loan Production Office, 10401 Linn Station Road, Louisville, Kentucky 40223 is leased office space in a building consisting of 732 square feet. The lease is for a term of 5 years commencing February 1, 1999 and expiring January 31, 2004, with a current monthly rental payment of $854.

         The Capitol Square offices (including the Capitol Square branch office), 66 South Third Street, Columbus, Ohio, 43215 is a two story building with a lower level with 15,000 square feet. The lease is for a term of five years commencing August 1993 followed by a series of five year renewal options aggregating 20 years. Minimum monthly rental payments are $ 15,122.

         The Granville office, 143 East Broadway, Granville, Ohio, 43023 is leased space in an office building consisting of 689 square feet. The lease is for a term of 10 years commencing January, 1983 followed by one 10 year renewal option. Minimum monthly rental payments are $901.

         The Chillicothe Loan Production office, 38 S. Paint Street, Chillicothe, OH 45601 is leased space in an office building consisting of 800 square feet. The lease is for a term of one year commencing August 1, 1998 and expiring July 31, 1999, with monthly rental payments of $ 500. The Company does not intend to renew this lease.

         The Operations Center, 7099 Huntley Road, Worthington, Ohio, 43085 is leased space in an office building consisting of 12,500 square feet. The lease is in the third of 3 two year renewal periods, with monthly rental payments of $5,543.

         The Operations Center Annex, 7020 Huntley Road, Worthington, Ohio 43085 is leased space in an office building consisting of 3,200 square feet. The lease is for a term of 27 months, commencing May 15, 1998 and expiring August 30, 2000, with monthly rental payments of $1,500.

         Investment and Financial Services office, 1799 Marion Waldo Road, Marion, Ohio 43002 is leased office space in a building consisting of approximately 1,200 square feet. The lease is for a term of three years commencing September 15, 1998 and expiring September 14, 2001, with monthly rental payments of $833.

The aggregate annual rentals paid during the Company's last fiscal year does not exceed five percent of its operating expenses.

ITEM 3:      LEGAL PROCEEDINGS
------------------------------

         There are no material pending legal proceedings against the Company, other than ordinary litigation incidental to its business. In the opinion of management, the ultimate resolution of these proceedings will not have a material effect on the financial position of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted for a vote of security holders of the Company during the fourth quarter of 1998.

                                     PART II

ITEM 5:      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
-----------------------------------------------------------------
             STOCKHOLDER MATTERS
             -------------------

                    QUARTERLY MARKET AND DIVIDEND INFORMATION

                                 Per Share Data

                                  1998                                  1997
                     -------------------------------      -------------------------------
                        MARKET PRICE                         Market Price
                     -----------------       CASH         -----------------       Cash
                      HIGH       LOW       DIVIDENDS       High         Low     Dividends
                     -----------------     ---------      -----------------     ---------
1st  Quarter         $26.25     $23.38       $.135        $16.75     $14.75       $.130
2nd  Quarter          35.00      23.75        .135         19.63      16.25        .130
3rd  Quarter          35.50      25.00        .135         20.50      18.38        .130
4th  Quarter          31.50      27.00        .140         25.50      19.38        .135


QUARTERLY MARKET AND DIVIDEND INFORMATION

         On April 30 1993, the Company's common stock commenced trading on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market System under the symbol BFOH. The high and low market prices represent high and low sales prices for the Company's common stock as furnished to the Company by NASDAQ. There were 1,143 and 1,137 shareholders of the Company's common stock at December 31, 1998 and 1997, respectively. The Company plans to continue to pay quarterly cash dividends. The ability of the Company to pay cash dividends is based upon receiving dividends from FNB, as well as existing cash balances. As discussed in Note 17 to the consolidated financial statements, certain restrictions exist regarding the ability of FNB to pay dividends.

ITEM 6:      SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY
----------------------------------------------------------------

                                                                          AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                             1998            1997           1996(5)         1995          1994
                                                          ----------      ----------      ----------      --------      --------
                                                                       (Dollars in Thousands Except per Share Data)
STATEMENT OF INCOME DATA:
          Interest income                                 $   86,657      $   84,692      $   53,177      $ 34,063      $ 27,652
          Interest expense                                    50,150          48,256          28,630        16,357        11,259
                                                          ----------      ----------      ----------      --------      --------
          Net interest income                                 36,507          36,436          24,547        17,706        16,393
          Provision for possible loan losses                   1,225           1,221           1,257           967           338
          Non-interest income                                  9,948           7,768           6,258         4,984         3,801
          Non-interest expense                                29,827          26,677          21,235        12,805        11,410
                                                          ----------      ----------      ----------      --------      --------
          Income before income taxes and
            extraordinary item                                15,403          16,306           8,313         8,918         8,446
          Provision for federal income tax                     4,835           5,536           2,354         2,706         2,572
                                                          ----------      ----------      ----------      --------      --------
          Income before extraordinary item                    10,568          10,770           5,959         6,212         5,874
          Extraordinary item-prepayment charges on
            early repayment of Federal Home Loan Bank
            Advances, net of tax                                 400              --              --            --            --
                                                          ----------      ----------      ----------      --------      --------
          Net income                                      $   10,168      $   10,770      $    5,959      $  6,212      $  5,874
                                                          ==========      ==========      ==========      ========      ========
PER SHARE DATA: (1)
          Income before extraordinary item                $     1.33      $     1.35      $      .89      $   1.04      $    .99
          Net income                                            1.28            1.35             .89          1.04           .99
          Dividends                                              .55             .53             .51           .47           .45
          Book value                                           11.09           10.72            9.79          8.42          7.38
          Tangible book value                                   9.58            9.13            8.01          8.40          7.36
BALANCE SHEET DATA:
          Total assets                                    $1,181,011      $1,081,618      $1,056,920      $476,429      $429,384
          Loans                                              777,063         761,027         721,855       268,818       247,943
          Allowance for possible loan losses                   6,643           6,617           6,599         3,307         3,095
          Securities                                         327,615         271,521         284,576       178,252       153,595
          Deposits                                           789,622         747,047         732,689       348,545       320,836
          Borrowings                                         296,750         239,449         236,609        74,135        63,525
          Shareholders' equity                                87,535          85,333          77,894        50,010        43,844
PERFORMANCE RATIOS:
          Return on average assets                              0.89%           0.98%           0.85%         1.38%         1.48%
          Return on average equity                             11.55           13.20           10.05         13.05         13.28
          Net interest margin                                   3.48            3.55            3.78          4.27          4.49
          Interest rate spread                                  3.05            3.08            3.22          3.55          3.89
          Non-interest income to average assets                 0.88            0.71            0.90          1.11          0.95
          Non-interest expense to average assets(2)             2.36            2.30            2.59          2.84          2.87
          Efficiency ratio(3)                                  56.81           56.67           57.33         56.63         56.10
ASSET QUALITY RATIO:
          Non-performing loans to total loans                   0.48            0.29            0.35          0.38          0.21
          Non-performing assets to total assets                 0.37            0.28            0.29          0.22          0.12
          Allowance for possible loan losses to total
            losses                                              0.85            0.87            0.91          1.23          1.25
          Allowance for possible loan losses to non-
          performing loans                                     178.3           298.3           258.0         322.9         608.1
          Net charge-offs to average loans                      0.16            0.16            0.19          0.29          0.11
CAPITAL RATIOS:(4)
          Shareholders' equity to total assets                  7.41            7.89            7.37         10.50         10.21
          Tier 1 capital to total assets                        6.52            6.52            6.06         10.49         10.18
          Tier 1 capital to risk-weighted assets               10.34           10.37           10.08         17.70         20.32

(1) Per share data has been restated to reflect all stock dividends and stock splits.
(2) Excludes amortization of intangibles and non-recurring charges totaling $1,629 in 1998 for merger, restructuring and branch closing costs and $2,632 in 1996 related to the special one-time SAIF assessment and restructuring costs.
(3) The efficiency ratio is equal to non-interest expense (excluding non-recurring charges) less amortization of intangible assets divided by net interest income determined on a fully tax equivalent basis plus non-interest income less gains or losses on securities transactions and non-recurring income.
(4) For definitions and further information relating to the Company's regulatory capital requirements, see "Supervision and Regulation."
(5) The Company's acquisition of County in August 1996 significantly affects the comparability of the Company's results of operations for prior years.

ITEM 7:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------------------------------------------------------------------------
             AND RESULTS OF OPERATIONS OF THE COMPANY
             ----------------------------------------

         For a comprehensive understanding of the Company's financial condition and performance, this discussion should be considered in conjunction with the Company's Consolidated Financial Statements, accompanying notes, and other information contained elsewhere herein.

         This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and FNB operate); competition for the Company's customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company's customers; and other risks detailed in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

OVERVIEW

         The reported results of the Company primarily reflect the operations of the Company's bank subsidiary. The Company's results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the Company's primary source of income is net interest income. Net interest income is defined as the difference between the interest the Company earns on interest-earning assets, such as loans and securities, and the interest the Company pays on interest-bearing liabilities, such as deposits and borrowings. The Company's operations are also affected by non-interest income, such as checking account and trust fees and gains from sales of loans. The Company's principal operating expenses, aside from interest expense, consist of salaries and employee benefits, occupancy costs and other general and administrative expenses.

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

         Average Balances and Yields. The following tables present, for each of the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and percentage rates, and the net interest margin. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis ("FTE") by total interest-earning assets. The net interest margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. FTE income includes tax exempt income, restated to a pre-tax equivalent amount based on the statutory federal income tax rate. All average balances are daily average balances. Non-accruing loans are included in average loan balances.

                                                                      YEAR ENDED DECEMBER 31,
                                                  1998                             1997                           1996
                                     ----------------------------------------------------------------------------------------------
                                      AVERAGE    INCOME/    YIELD/     AVERAGE    INCOME/   YIELD/     AVERAGE   INCOME/    YIELD/
                                      BALANCE    INTEREST    COST      BALANCE    EXPENSE   RATE(1)    BALANCE   EXPENSES   RATE(1)
                                     ----------  --------   ------    ----------  -------   -------    --------  --------   -------
                                                                      (DOLLARS IN THOUSANDS)
Securities:
      Taxable                        $  272,760   $18,514    6.79%    $  265,450  $18,184     6.85%    $191,758   $13,082    6.82%
      Non-taxable (1)                    27,246     2,130    7.82         25,357    2,007     7.91       25,632     1,983    7.74
                                     ----------   -------             ----------  -------              --------   -------
      Total securities                  300,006    20,644    6.88        290,807   20,191     6.94      217,390    15,065    6.93
Loans:
      Commercial                        315,242    29,776    9.45        312,385   29,654     9.49      186,409    18,121    9.72
      Real estate                       362,580    28,599    7.89        361,709   28,187     7.79      197,505    14,645    7.42
      Consumer                           91,865     8,275    9.01         77,705    7,062     9.09       61,600     5,810    9.43
                                     ----------   -------             ----------  -------              --------   -------
      Total loans(2)                    769,687    66,650    8.66        751,799   64,903     8.63      445,514    38,576    8.66
Federal funds sold                        2,907       154    5.30          6,794      364     5.36        5,055       268    5.30
                                     ----------   -------             ----------  -------              --------   -------
Total earning assets(3)               1,072,600    87,448    8.15      1,049,400   85,458     8.14%     667,959    53,909    8.07
Non interest-earning assets              63,978   -------                 46,541  -------                30,423   -------
                                     ----------                       ----------                       --------
Total assets                         $1,136,578                       $1,095,941                       $698,382
                                     ==========                       ==========                       ========
Interest Bearing Deposits:
      Demand and savings             $  215,358   $ 6,251    2.90%    $  205,556  $ 5,455     2.65%    $170,835   $ 4,546    2.66%
      Time deposits                     489,265    27,648    5.65        496,975   27,907     5.62      288,100    16,393    5.69
                                     ----------   -------             ----------  -------              --------   -------
      Total                             704,623    33,899    4.81        702,531   33,362     4.75      458,935    20,939    4.56
      Borrowings                        279,004    16,251    5.82        250,852   14,894     5.94      131,818     7,693    5.84
                                     ----------   -------             ----------  -------              --------   -------
Total interest-bearing liabilities      983,627    50,150    5.10%       953,383   48,256     5.06%     590,753    28,632    4.85%
Non interest-bearing deposits            56,845   -------                 48,933                         41,520   -------
                                     ----------                       ----------                       --------
Subtotal                              1,040,472                        1,002,316                        632,273
Other liabilities                         8,108                           12,040                          6,796
                                     ----------                       ----------                       --------
Total liabilities                     1,048,580                        1,014,356                        639,069
Shareholders' equity                     87,998                           81,585                         59,313
                                     ----------                       ----------                       --------
Total liabilities and shareholders'
   equity                            $1,136,578                       $1,095,941                       $698,382
                                     ==========                       ==========                       ========
Net interest income and interest
   rate spread(4)                                 $37,297    3.05%                $37,202     3.08%               $25,277    3.22%
                                                  =======    ====                 =======     ====                =======    ====
Net interest margin(5)                                       3.48%                            3.55%                          3.78%
                                                             ====                             ====                           ====
Average interest-earning assets to
   average interest-bearing
   liabilities                            109.0%                           110.1%                         113.1%

(1)      Calculated on an annualized basis.
(2)      Non-accrual loans are included in the average loan balances.
(3) Computed on an FTE basis utilizing a 35% tax rate in 1998 and 34% tax rate in 1997 and 1996. The Applicable adjustments were $790, $766, and $732 for the years ended December 31, 1998, 1997, and 1996, respectively.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) The net interest margin represents net interest income as a percentage of average interest-earning assets.

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

                                                                        DECEMBER 31,
                                                     1998 VS. 1997                         1997 VS. 1996
                                                   INCREASE (DECREASE)                  INCREASE (DECREASE)
                                              -----------------------------      -------------------------------
(IN THOUSANDS)                                VOLUME      RATE       TOTAL       VOLUME       RATE        TOTAL
                                              ------      -----      ------      -------      -----      -------
Interest-earning assets:
Loans:
          Commercial                          $  270      $(148)     $  122      $11,968      $(435)     $11,533
          Real estate                             68        344         412       12,760        782       13,542
          Consumer                             1,276        (63)      1,213        1,470       (218)       1,252
                                              ------      -----      ------      -------      -----      -------
          Total loans                          1,614        133       1,747       26,198        129       26,327
Securities
          Taxable                                497       (167)        330        5,048         54        5,102
          Non-taxable                            148        (25)        123          (21)        45           24
                                              ------      -----      ------      -------      -----      -------
          Total securities                       645       (192)        453        5,027         99        5,126
Fed funds sold                                  (206)        (4)       (210)          93          3           96
                                              ------      -----      ------      -------      -----      -------
Total interest-earning assets                  2,053        (63)      1,990       31,318        231       31,549
                                              ------      -----      ------      -------      -----      -------
Interest-bearing liabilities:
Deposits:
          Demand and savings deposits            268        528         796          921        (12)         909
          Time deposits                         (435)       176        (259)      11,732       (218)      11,514
                                              ------      -----      ------      -------      -----      -------
          Total interest-bearing deposits       (167)       704         537       12,653       (230)      12,423
Borrowings                                     1,644       (286)      1,358        7,065        136        7,201
                                              ------      -----      ------      -------      -----      -------
Total interest-bearing liabilities             1,477        418       1,895       19,718        (94)      19,624
                                              ------      -----      ------      -------      -----      -------
Net interest income                           $  576      $(481)     $   95      $11,600      $ 325      $11,925
                                              ======      =====      ======      =======      =====      =======

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

         Net Income. The Company's net income totaled $10.2 million for the year ended December 31, 1998, a decrease of $602,000, or 5.6% from 1997. Basic and diluted earnings per share (hereinafter referred to as "earnings per share") in 1998 equaled $1.28, compared to $1.35 in 1997, a 5.2% decrease. Income before extraordinary item totaled $10.6 million, or $1.33 per share, in 1998. During 1998, the Company repaid various fixed rate Federal Home Loan Bank (FHLB) advances that had interest rates in excess of current market rates. In connection with this early extinguishment of debt, the Company paid prepayment charges of $613,000 which were recorded, net of taxes of $213,000, as an extraordinary item. Operating results in 1998 also include the after tax effects of charges totaling $1.1 million recorded as a result of merger, restructuring and planned branch closing activities. Earnings in 1998 adjusted to exclude the effects of non-recurring charges were $11.6 million, or $1.46 per share. Net interest income and non-interest income increased .2% and 28.1%, respectively, in 1998 as compared to 1997 while non-interest expense, excluding non-recurring charges, increased 5.7%. The provision for possible loan losses was $1.2 million in both 1998 and 1997. The Company's net interest margin decreased to 3.48% in 1998 as compared to 3.55% in 1997, primarily reflecting the effects of the Company's purchase in January 1998 of bank-owned life insurance, which is included in the Company's balance sheet as a non-interest earning asset. In addition, lower interest rates and a flattening of the yield curve adversely affected the net interest margin throughout 1998. Increases in non-interest income resulted primarily from higher gains on sales of loans and earnings on bank-owned life insurance. The increase in non-interest expense primarily resulted from costs associated with additional loan production activities. The Company's return on average assets and return on average equity were .89% and 11.55%, respectively, in 1998, compared to .98% and 13.20%, respectively, in 1997. Excluding the non-recurring charges noted above, the Company's return on average assets and return on average equity in 1998 were 1.02% and 13.21%, respectively.

         Interest Income. Total interest income increased 2.3% to $86.7 million for 1998, compared to $84.7 million for 1997. This increase resulted from a $23.2 million, or 2.2%, increase in average interest-earning assets in 1998. The average balance of loans increased $17.9 million, or 2.4%, while the average balance of securities increased $9.2 million, or 3.2%.

         The weighted average yield on interest-earning assets was 8.15% in 1998, an increase of 1 basis point from 1997. The Company's yield on average loans increased from 8.63% in 1997 to 8.66% in 1998. Yields on the investment portfolio decreased from 6.94% in 1997 to 6.88% in 1998.

         Interest Expense. Total interest expense increased 3.9% to $50.2 million for 1998 as compared to $48.3 million for 1997. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding and due to a higher cost of funds during 1998 as compared to 1997. The average balance of interest-bearing deposit accounts increased $2.1 million, or .3%, to $704.6 million in 1998 as compared to $702.5 million in 1997. Average interest-bearing liabilities increased 3.2%, from $953.4 million to $983.6 million.

         The Company's cost of funds increased to 5.10% in 1998 as compared to 5.06% in 1997. The higher cost of funds in 1998 was primarily a result of the continued shift by customers into higher yielding certificates of deposit and money market accounts as well as higher borrowing levels relative to total interest-bearing liabilities.

         Provision for Possible Loan Losses. The provision for possible loan losses was $1.2 million in 1998 and 1997. The provision for possible loan losses was considered sufficient by management for maintaining an adequate allowance for possible loan losses. Total non-performing loans increased to $3.7 million at December 31, 1998, from $2.2 million at December 31, 1997. Net charge-offs totaled $1.2 million, or .16% of average loans, in both 1998 and 1997. The allowance for possible loan losses at December 31, 1998 was $6.6 million, or
 .85% of total loans and 178.3% of non-performing loans compared to $6.6 million, or .87% of total loans and 298.3% of non-performing loans at December 31, 1997. Management's estimate of the adequacy of its allowance for possible loan losses is based upon its continuing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, nature and adequacy of underlying collateral, credit mix and selected credits are factors that affect judgments concerning the adequacy of the allowance.

         Non-Interest Income. Total non-interest income increased 28.1% to $9.9 million in 1998 as compared to $7.8 million in 1997. The following table sets forth the Company's non-interest income for the periods indicated:

                                   YEAR ENDED DECEMBER 31,
                                 1998       1997       1996
                                ------     ------     ------
                                       (IN THOUSANDS)
Trust and custodian fees        $2,121     $1,807     $1,451
Customer service fees            2,129      2,040      1,807
Investment securities gains         34         88         43
Gain on sale of loans            3,677      2,202      1,839
Other                            1,987      1,631      1,118
                                ------     ------     ------
         Total                  $9,948     $7,768     $6,258
                                ======     ======     ======

         Trust and custodian fees increased 17.4% to $2.1 million in 1998 from $1.8 million in 1997. Growth in trust income continued to result primarily from the expansion of the customer base as well as higher asset values.

         Customer service fees, representing service charges on deposits and fees for other banking services, increased 4.4% in 1998 to $2.1 million from $2.0 million in 1997. This increase resulted from the Company's continued emphasis on increasing fee income on fee-based accounts.

         Gains on sales of loans increased $1.5 million to $3.7 million for 1998 compared to $2.2 million for 1997. During 1998, the Company sold $26.7 million of the guaranteed portion of its SBA and other government guarantee loan originations in the secondary market compared to $19.7 million during 1997, realizing gains of $1.6 million in 1998 compared to gains of $1.5 million in 1997. Also, the Company recorded gains of $1.6 million from the sales of residential loans during 1998 compared to $689,000 in 1997. Loan origination and sale activity during 1998 continued to benefit from the favorable interest rate environment.

         The Company intends to continue to place emphasis on its small business lending activities, including the evaluation of expansion into new markets. The nature of the political climate in Washington, D.C. may subject existing government programs to much scrutiny and possible cutbacks. One component of the Clinton Administration's current budget proposal is to reduce by approximately 5% funding available for the SBA 7(a) program as well to reduce lender and borrower fees. It is not currently known whether the SBA program will ultimately be impacted. Management believes that any such cutbacks could negatively affect the Company's activities in the SBA lending programs as well as the planned expansion of such activities.

         Other income increased $356,000 to $2.0 million in 1998 compared to $1.6 million in 1997 primarily as a result of earnings on bank-owned life insurance which totaled $794,000 in 1998 compared to no such amount in 1997. This increase was offset in part by a $500,000 gain recognized in 1997 in connection with the curtailment of post retirement benefits provided to certain Company employees.

         Non-Interest Expense. Total non-interest expense increased $3.2 million to $29.8 million in 1998, compared to $26.7 million in 1997. Excluding non-recurring charges totaling $1.6 million recorded in 1998 in connection with two planned branch closings and merger, integration and restructuring activities, total non-interest expenses were $28.2 million in 1998 compared to $26.7 million in 1997, representing an increase of $1.5 million, or 5.7%. This increase generally resulted from expansion of the Company's loan production activities. The following table sets forth the Company's non-interest expense for the period indicated:

                                         YEAR ENDED DECEMBER 31,
                                      1998        1997        1996
                                    -------     -------     -------
                                            (IN THOUSANDS)
Salaries and employee benefits      $15,764     $14,720     $ 9,995
Net occupancy expense                 1,540       1,630       1,221
Furniture and equipment expense         898         789         564
Data processing expense               1,095       1,086         831
Taxes other than income taxes           850         986         709
Federal deposit insurance               263         249       2,697
Amortization of intangibles           1,376       1,525         549
Other                                 8,043       5,692       4,669
                                    -------     -------     -------
     Total                          $29,827     $26,677     $21,235
                                    =======     =======     =======

         Salaries and employee benefits accounted for approximately 58.8% of total operating expenses (non-interest expense less amortization of intangibles and non-recurring charges) in 1998 compared to 58.5% in 1997. The average full time equivalent staff level increased 8.0% to 392 in 1998 compared to 363 in 1997. Excluding non-recurring salary and employee benefits expense of $378,000 in 1998, salaries and employee benefits increased 4.5%, from $14.7 million in 1997 to $15.4 million in 1998. In general, higher salaries and employee benefits costs resulted from the addition of loan production personnel.

         Net occupancy expense decreased 5.5% to $1.5 million in 1998 from $1.6 million in 1997. This decrease resulted primarily from lower rent and depreciation expenses.

         Furniture and equipment expense increased $109,000, or 13.8% in 1998. This increase was due principally to higher depreciation costs.

         Data processing expense was $1.1 million in 1998 and 1997. Costs associated with the conversion of County's and Bellbrook's data processing systems during 1998 were offset by ongoing cost savings achieved as a result of these systems conversions.

         Taxes other than income taxes decreased $136,000, or 13.8%, in 1998 compared to 1997. This decrease resulted primarily from changes in tax laws that had a favorable impact on the Company's franchise tax liability in 1998.

         Federal deposit insurance expense increased $14,000 to $263,000 in 1998 from $249,000 in 1997, primarily as a result of higher deposit levels.

         Amortization of goodwill and other intangibles resulting from the application of purchase accounting in connection with the County acquisition totaled $1.4 million during 1998 compared to $1.5 million in 1997.

         Excluding non-recurring charges of $1.3 million in 1998, other non-interest expenses increased $1.1 million, or 19.3%, primarily as a result of the expanded volume of business activities.

         The efficiency ratio is one method used in the banking industry to assess profitability. It is defined as non-interest expense less amortization expense and non-recurring charges divided by the net revenue stream. The net revenue stream is the sum of net interest income on a FTE basis and non-interest income excluding net investment securities gains or losses and non-recurring income. The Company's efficiency ratio was 56.8% for 1998, as compared to 56.7% for 1997 and 57.3% for 1996. Controlling costs and improving productivity, as measured by the efficiency ratio, is considered by management a primary factor in enhancing performance.

         Provision for Income Taxes. The provision for Federal income taxes decreased $701,000 to $4.8 million in 1998, for an effective tax rate of 31.4%. This compared to Federal income tax expense of $5.5 million in 1997 which represented an effective tax rate of 34.0%. The decrease in expense as a percentage of pre-tax income in 1998 resulted from an increase in the amount of earnings exempt from taxes.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

         Net Income. The Company's net income totaled $10.8 million for the year ended December 31, 1997, an increase of $4.8 million, or 80.7% from 1996. Earnings per share in 1997 equaled $1.35, compared to $.89 in 1996, a 51.7% increase. Operating results in 1996 include after tax charges of $1.5 million for the one-time special assessment to recapitalize the SAIF and $213,000 for restructuring costs incurred in connection with the consolidation of overlapping operations of the Company's banking and thrift subsidiaries. Earnings in 1996 adjusted to exclude the effects of these non-recurring charges were $7.7 million, or $1.14 per share. Net interest income and non-interest income increased 48.4% and 24.1%, respectively, in 1997 as compared to 1996 while non-interest expense increased 25.6%. The provision for possible loan losses remained fairly constant, decreasing $36,000, or 2.9%. The Company's net interest margin decreased to 3.55% in 1997 as compared to 3.78% in 1996, primarily reflecting the lower net interest margin on County's interest-earning assets as well as the interest cost on acquisition related borrowings. In addition, lower interest rates and a flattening of the yield curve adversely affected the net interest margin in the fourth quarter of 1997. Increases in non-interest income resulted from higher gains on sales of loans, higher levels of fee income and the inclusion of County's operating results for a full year in 1997 compared to four and one half months in 1996. Non-interest expense, excluding the effects of non-recurring charges noted above, increased primarily as a result of the inclusion of County's operating expenses for a full year in 1997 compared to a partial year in 1996. The Company's return on average assets and return on average equity were .98% and 13.20%, respectively, in 1997, compared to .85% and 10.05%, respectively, in 1996. Excluding the non-recurring charges in 1996 noted above, the Company's return on average assets and return on average equity in 1996 were 1.10% and 12.98%, respectively. The lower return on assets in 1997 compared to 1996 resulted primarily from the lower earnings contribution of County relative to its average assets.

         Interest Income. Total interest income increased 59.3% to $84.7 million for 1997, compared to $53.2 million for 1996. This increase resulted from a $381.4 million, or 57.1%, increase in average interest-earning assets in 1997. The average balance of loans increased $306.3 million, or 68.7%. These increases related primarily to County which contributed $559.7 million to average earning assets in 1997 compared to $209.0 million in 1996 and $447.6 million to average loans in 1997 compared to $161.9 million in 1996.

         The weighted average yield on interest-earning assets was 8.14% in 1997, an increase of 7 basis points from 1996, reflecting a relatively stable interest rate environment during most of 1997. The Company's yield on average loans decreased from 8.66% in 1996 to 8.63% in 1997. This resulted primarily from a slightly lower yield on County's loan portfolio due to a higher portion of such loans consisting of lower yielding residential mortgage loans. Yields on the investment portfolio remained relatively stable, increasing from 6.93% in 1996 to 6.94% in 1997.

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

         Non-Interest Income. Total non-interest income increased 24.1% to $7.8 million in 1997, as compared to $6.3 million in 1996. The increase in 1997 was primarily a result of a $1.3 million increase in fees and other income. Fees and other income contributed by County totaled $1.4 million in 1997 compared to $321,000 in 1996. The 1997 total includes a $500,000 gain recognized in connection with the curtailment of post retirement benefits provided to certain Company employees. This curtailment resulted from the Company revising its employee benefit programs to be consistent between its Banking Subsidiaries. The increase in non-interest income was also a result of a $363,000 increase in gains on sales of loans. The Company realized gains of $1.2 million from the sale of SBA loan originations in 1997 compared to $1.8 million in 1996, $689,000 from the sale of residential mortgage loans in 1997 compared to $ 41,000 in 1996 and $299,000 from the sale of Farmers B&I loans in 1997 compared to no such gains in 1996. The increase in gains from sales of residential mortgage loans was primarily attributed to the inclusion of County's results for a full year in 1997 as well as the lower interest rate environment in 1997 as compared to 1996. Also, during the fourth quarter of 1997, the Company originated and held in its portfolio $4.6 million of the guaranteed portion of SBA loan originations that would have been otherwise been sold.

         Customer service fees, representing service charges on deposits and fees from other banking services, increased 12.9% in 1997, to $2.0 million, from $1.8 million in 1996. This increase resulted from increased basic fee structures as well as from fee income contributed by County to the 1997 results compared to 1996. Trust income increased 24.5% to $1.8 million in 1997 from $1.5 million in 1996. The growth in trust and custodian fee income resulted primarily from the expansion of the Company's customer base and higher asset values. The $513,000 increase in other income to $1.6 million in 1997 compared to $1.1 million in 1996 was primarily attributed to the gain recognized as a result of a curtailment of post retirement benefits, previously discussed, as well as to County's loan service fee and related income.

         Non-Interest Expense. Total non-interest expense increased $5.4 million, or 25.6%, to $26.7 million in 1997 as compared to $21.2 million in 1996. Included in the 1996 totals are pretax charges of $2.3 million for the one time special SAIF assessment and $323,000 for restructuring costs incurred in connection with the consolidation of overlapping operations, previously discussed. In addition, other non-interest expenses added by County that are included in the 1997 results totaled $10.9 million compared to $4.0 million in 1996. Excluding non-recurring expenses and non-interest expenses added as a result of the County acquisition, total non-interest expenses were $15.8 million in 1997 compared to $14.6 million in 1996, representing an increase of $1.2 million or 8.2%. This increase generally resulted from expansion of the Company's operating activities as well as costs associated with the increased size of the Company.

         Salaries and employee benefits accounted for approximately 58.5% of total operating expenses (non-interest expense less amortization of intangibles and non-recurring charges) in 1997 compared to 55.4% in 1996. The average full time equivalent staff level was 363 in 1997 compared to 274 in 1996. Salaries and employee benefits increased 47.3%, from $10.0 million in 1996 to $14.7 million in 1997, with $3.4 million of the increase resulting from a full year of expenses contributed by County in 1997 compared to a partial year in 1996. In general, higher salaries and employee benefits costs resulted from the Company's continued market expansion as well as new product offerings and an increase in the size of the organization.

         Net occupancy expense increased 33.5% to $1.6 million in 1997 from $1.2 million in 1996. This increase resulted from occupancy expenses of $800,000 added by County in 1997 compared to $407,000 in 1996.

         Furniture and equipment expense increased $225,000, or 39.9% in 1997. Expenses of $317,000 were added by County, in 1997 compared to $108,000 in 1996.

         Data processing expense increased $255,000 in 1997, or 30.7% to $1.1 million from $831,000 in 1996. In addition to $333,000 of expenses added by County in 1997 compared to $112,000 in 1996, higher costs in 1997 resulted from the expansion of technology throughout the Company, the majority of which were implemented during the second half of 1996, to enhance customer service, increase efficiencies and improve information management systems.

         Taxes other than income taxes increased $277,000, or 39.1%, in 1997 compared to 1996. This increase resulted from $430,000 of expenses added by County in 1997 compared to $140,000 in 1996, offset in part by a benefit recognized as a result of a refund of prior years' taxes.

         Excluding the special one time SAIF assessment of $2.3 million, Federal deposit insurance expense decreased $139,000 to $249,000 in 1997 from $388,000 in 1996. This decrease resulted from lower premium assessment rates that took effect during 1997 on SAIF insured deposits.

         Amortization of goodwill and other intangibles resulting from the application of purchase accounting in connection with the County acquisition totaled $1.5 million during 1997 compared to $521,000 in 1996.

         Excluding the effects of non-recurring charges of $323,000 in 1996 and expenses of $1.5 million added by County in 1997 compared to $395,000 in 1996, other non-interest expenses increased $393,000, or 9.0%, primarily as a result of the expanded volume of business activities.

         Provision for Income Taxes. The provision for Federal income taxes increased $3.2 million to $5.5 million in 1997, for an effective tax rate of 34.%. This compared to Federal income tax expense of $2.4 million in 1996 which represented an effective tax rate of 28.3%. The increase in expense in 1997 resulted from the overall increase in the level of taxable earnings.

ASSET QUALITY

         Non-Performing Assets. To maintain the level of credit risk of the loan portfolio at an appropriate level, management sets underwriting standards and internal lending limits and provides for proper diversification of the portfolio by placing constraints on the concentration of credits within the portfolio. In monitoring the level of credit risk within the loan portfolio, management utilizes a formal loan review process to monitor, review, and consider relevant factors in evaluating specific credits in determining the adequacy of the allowance for possible loan losses. FNB formally documents its evaluation of the adequacy of the allowance for possible loan losses on a quarterly basis and the evaluations are reviewed and discussed with its boards of directors.

         Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as "other real estate owned" until such time as it is sold or otherwise disposed of. The Company owned $607,000 of such property at December 31, 1998 and $785,000 at December 31, 1997.

         Non-performing loans totaled $3.7 million, or 0.48% of total loans, at December 31, 1998, compared to $2.2 million, or 0.29% of total loans, at year-end 1997. The increase in non-performing loans from year end 1997 resulted equally from increases in non-performing single family residential mortgage loans and commercial loans. Based on management's evaluation of each non-performing loan, the increase in non-performing loans did not have a significant effect on the assessment of the adequacy of the allowance for loan losses. Non-performing assets totaled $4.3 million, or 0.37% of total assets at December 31, 1998, compared to $3.0 million, or 0.28% of total assets, at December 31, 1997. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the table below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms. The following is an analysis of the composition of non-performing assets:

                                                            DECEMBER 31,
                                        ---------------------------------------------------
                                         1998        1997       1996       1995        1994
                                        ------      ------     ------     ------      -----
                                                      (DOLLARS IN THOUSANDS)
Non-accrual loans                       $1,294      $  832     $  991     $  440      $ 237
Accruing loans 90 days or more
  past due                               2,432       1,386      1,567        584        272
                                        ------      ------     ------     ------      -----
Total non-performing loans               3,726       2,218      2,558      1,024        509
Other real estate owned                    607         785        539         24         --
                                        ------      ------     ------     ------      -----
Total non-performing assets             $4,333      $3,003     $3,097     $1,048      $ 509
                                        ======      ======     ======     ======      =====
Non-performing loans to total loans       0.48%       0.29%      0.35%      0.38%      0.21%
Non-performing assets to total
  assets                                  0.37%       0.28%      0.29%      0.22%      0.12%

         Allowance for Possible Loan Losses. The Company records a provision necessary to maintain the allowance for possible loan losses at a level sufficient to provide for potential future credit losses. The allowance for loan losses is increased by the provision for loan losses and recoveries and is decreased by charged-off loans. The evaluation process to determine potential losses includes consideration of the industry, the general economic environment, historical losses by loan type, changes in the size and composition of the portfolio, delinquency trends and specific conditions of the individual borrower. While analytical techniques are used to identify potential losses on loans, future additions may be necessary based on loan growth and changes in economic conditions.

         The following table summarizes the Company's loan loss experience, and provides a breakdown of the charge-off, recovery and other activity for the periods indicated:

                                                                        YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------------
                                                  1998           1997           1996           1995           1994
                                                --------       --------       --------       --------       --------
                                                                        (DOLLARS IN THOUSANDS)
Balance at beginning of period                  $  6,617       $  6,599       $  3,307       $  3,095       $  3,007
Charge-offs:
  Residential mortgage                               (87)           (32)           (12)           (10)            (3)
  Construction mortgage                               --             --             --             --             --
  Commercial                                        (890)          (666)           (67)          (373)           (15)
  Consumer                                          (825)        (1,074)        (1,020)          (479)          (302)
                                                --------       --------       --------       --------       --------
     Total charge-offs                            (1,802)        (1,772)        (1,099)          (862)          (320)
                                                --------       --------       --------       --------       --------
Recoveries:
  Residential mortgage                                46              8              5              2             --
  Construction mortgage                               --             --             --             --             --
  Commercial                                         267             91             41             12              1
  Consumer                                           290            470            227             93             69
                                                --------       --------       --------       --------       --------
     Total recoveries                                603            569            273            107             70
                                                --------       --------       --------       --------       --------

Net charge-offs                                   (1,199)        (1,203)          (826)          (755)          (250)
Provision charged to operations                    1,225          1,221          1,257            967            338
County's allowance for possible loan losses
  at time of acquisition                              --             --          2,861             --             --
                                                --------       --------       --------       --------       --------

Balance at end of period                        $  6,643       $  6,617       $  6,599       $  3,307       $  3,095
                                                ========       ========       ========       ========       ========

Loans outstanding at end of period              $777,063       $761,027       $721,855       $268,818       $247,943
Average loans outstanding                       $769,687       $751,799       $445,514       $261,706       $232,282
Allowance as a percent of
  loans outstanding                                 0.85%          0.87%          0.91%          1.23%          1.25%
Net charge-offs to average loans                    0.16%          0.16%          0.19%          0.29%          0.11%
Allowance for possible loan
  losses to non-performing loans                   178.3%         298.3%         258.0%         322.9%         608.1%

         The allowance for possible loan losses totaled $6.6 million at December 31, 1998 and 1997, representing 0.85% of total loans at December 31, 1998, compared to .87% of total loans at December 31, 1997. Charge-offs represent the amount of loans actually removed as earning assets from the balance sheet due to uncollectibility. Amounts recovered on previously charged-off assets are netted against charge-offs, resulting in net charge-offs for the period. Net loan charge-offs for the years ended December 31, 1998 and 1997 were $1.2 million. Net charge-offs as a percentage of average loans in 1998 and 1997 were .16%, which is consistent with the Company's five year historical net charge-off percentage. Charge-offs have been made in accordance with the Company's standard policy and have occurred primarily in the commercial and consumer loan portfolios.

         The allowance for possible loan losses as a percentage of non-performing loans ("coverage ratio") was 178.3% at December 31, 1998, compared to 298.3% at the end of 1997. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the adequacy of the allowance by management. Total non-performing loans as a percentage of total loans remained a relatively low 0.48% of total loans at December 31, 1998 compared to .29% at December 31, 1997.

COMPARISON OF DECEMBER 31, 1998 AND DECEMBER 31, 1997 FINANCIAL CONDITION

         Total assets amounted to $1.18 billion at December 31, 1998, as compared to $1.08 billion at December 31, 1997, an increase of $99.4 million, or 9.2%. Total investment securities increased by $56.1 million to $327.6 million. This increase resulted from the purchase of securities to achieve asset growth supported by the Company's increasing capital levels. The Company's general investment strategy is to manage the investment portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its investment securities as available-for-sale. At December 31, 1998, 91.9% of the total investment portfolio was classified as available-for-sale, while those securities which the Company intends to hold to maturity represented the remaining 8.1%. This compares to 87.0% and 13.0% classified as available-for-sale and held to maturity, respectively, at December 31, 1997.

         Total loans increased $16.0 million, or 2.1%, to $777.1 million at December 31, 1998. The Company continues to emphasize increasing earning assets and earning asset yields with the loan portfolio. Growth in the loan portfolio during 1998 was slowed as a result of early prepayments of loans in the portfolio.

         Premises and equipment increased $4.0 million to $12.9 million at December 31, 1998. This increase resulted primarily from the construction of a new branch in Centerville, Ohio and the commencement of construction of a new branch located in New Albany, Ohio which is expected to be completed in May 1999. Also, data processing equipment and software purchases associated with system conversions and enhancement of technology throughout the Company contributed to the increase.

         Deposits totaled $789.6 million at December 31, 1998, an increase of $42.6 million over total deposits at December 31, 1997. The Company continues to emphasize growth in its existing retail deposit base provided that deposit growth is cost effective compared to alternative funding sources. Total interest-bearing deposits accounted for 91.7% of total deposits at December 31, 1998 as compared to 91.5% at December 31, 1997.

         Other assets increased from $5.5 million at December 31, 1997 to $21.7 million at December 31, 1998 primarily as a result of the Company's purchase of $15.0 million of bank-owned life insurance. The book value of this asset at December 31, 1998 is $15.8 million.

         Total borrowings, including federal funds purchased, increased $57.3 million to $296.8 million at December 31, 1998, as compared to $239.4 million at December 31, 1997. This increase resulted from funding needs associated with increases in the securities portfolio.


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

         The Company's principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks and federal funds sold. The investment portfolio serves as an additional source of liquidity for the Company. At December 31, 1998, securities with a market value of $301.1 million were classified as available-for-sale, representing 91.9% of the total investment portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity. Cash flows from operating activities amounted to $5.0 million and $14.1 million for 1998 and 1997, respectively.

         FNB is a member of the FHLB. Membership provides an opportunity to control the bank's cost of funds by providing alternative funding sources, to provide flexibility in the management of interest rate risk through the wide range of available funding sources, to manage liquidity via immediate access to such funds, and to provide flexibility through utilization of customized funding products to fund various loan and investment product and strategies.

         The Company obtained a $15 million term loan with a financial institution in order to partially fund the acquisition of County. This loan had an outstanding balance of $13.8 million at December 31, 1998. Under terms of the loan agreement, the Company is required to make quarterly interest payments and annual principal payments based upon a 10-year amortization. Principal payments commenced in February 1998. The unpaid loan balance is due in full in September 2003. At December 31, 1998 the Company has pledged 67% of the stock of FNB as security for the loan. The loan agreement contains certain financial covenants which requires that (i) the Company maintain a minimum ratio of total capital to risk-weighted assets of 10%; (ii) each of the Company's banking subsidiaries, which represent greater than 10% of the Company's consolidated capital, maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, Tier 1 capital to average assets of 5.0% and total capital to risk-weighted assets of 10.0%; (iii) the Company maintain, on a consolidated basis, a minimum annualized return on average assets of not less than 0.75% ; and (iv) the Company maintain, on a consolidated basis, a ratio of non-performing loans to equity capital of less than

25.0% and a minimum ratio of allowance for possible loan losses to non-performing loans of 75.0%. At December 31, 1998, the Company was in compliance with each of these financial covenants. The loan agreement also restricts the Company's ability to sell assets, grant security interests in the stock of its banking subsidiaries, merge or consolidate, and engage in business activity unrelated to banking.

         Shareholders' equity at December 31, 1998 was $87.5 million, compared to $85.3 million at December 31, 1997, an increase of $2.2 million, or 2.6%. This increase resulted primarily from earnings of $10.2 million, offset by a $1.6 million decrease in unrealized gains (losses) on available-for-sale securities, dividend payments totaling $4.3 million and purchases of treasury stock (net) of $2.3 million.

         Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At December 31, 1998, the Company had a total risk-based capital ratio of 11.2%, of which 10.3% consisted of Tier 1 capital. The leverage ratio of the Company at December 31, 1998, was 6.5%.

         Cash dividends declared to shareholders of the Company totaled $4.3 million, or $.545 per share, during 1998. This compared to dividends of $4.2 million, or $.535 per share, for 1997. Cash dividends paid as a percentage of net income amounted to 42.6% and 38.8% for the years ended December 31, 1998 and 1997, respectively.

         At its April 1998 meeting, the Company's board of directors authorized a two-for-one stock split in the form of a 100% stock dividend, payable May 19, 1998 to shareholders of record on April 28, 1998. This stock split had no effect on the total capital of the Company.

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

         The Company's Board of Directors and management intend to seek continued controlled growth of the organization through selective acquisitions which fit the Company's strategic objectives of growth, diversification and market expansion and which provide the potential for enhanced shareholder value. At the present time, the Company does not have any understandings or agreements for any acquisitions or combination except for the acquisition of a company which provides financial planning and investment services as discussed in "Item
1. Business - Recent Developments."

         Considering the Company's capital adequacy, profitability, available liquidity sources and funding sources, the Company's liquidity is considered by management to be adequate to meet current and projected needs.

INTEREST RATE RISK MANAGEMENT

         The Company's principal market risk exposure is interest rates. The objectives of the Company's interest rate risk management are to minimize the adverse effects of changing interest rates on the earnings of the Company while maintaining adequate liquidity and optimizing net interest margin. Interest rate risk is managed by maintaining an acceptable matching of the Company's asset and liability maturity and repricing periods, thus controlling and limiting the level of earnings volatility arising from rate movements. Modeling simulations to project the potential effect of various rate scenarios on net interest income are the primary tools utilized by management to measure and manage interest rate exposure within established policy limits. The Company's Asset/Liability Management Committee ("ALCO") monitors rate sensitive assets and liabilities and develops appropriate strategies and pricing policies. Interest rate sensitivity measures the exposure of net interest income to changes in interest rates. In its simulations, management estimates the effect on net interest income of changes in the overall level of interest rates. ALCO policy guidelines provide that a 200 basis point increase or decrease over a 12-month period should not result in more than a 12.5% negative impact on net interest income. The following table summarizes results of simulations as of December 31, 1998.

                               Projected Net      Increase
 Change in Interest Rates     Income Interest    (Decrease)    % Change
--------------------------    ---------------    ----------    --------
200 basis point increase          $34,765          $(331)       (0.94)%
No Change                          35,096             --           --
200 basis point decrease           34,369           (727)       (2.07)

         Management also measures the Company's exposure to interest rate risk by computing estimated changes in the net present value (NPV) of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases in market interest rates. The following table presents the Company's projected change in NPV for various levels of interest rates as of December 31, 1998. All market rate sensitive instruments included in these computations are classified as either held-to-maturity or available-for-sale. The Company holds no trading securities.

                                          Estimated     Percent
Change in Interest Rates        NPV        Change       Change
------------------------      -------     ---------     -------
200 basis point increase      $86,938     $ (5,564)      (6.02)%
100 basis point increase       92,375         (127)      (0.14)
Base scenario                  92,502           --          --
100 basis point decrease       82,979       (9,523)     (10.29)
200 basis point decrease       74,860      (17,642)     (19.07)

         The preceding table indicates that at December 31, 1998, in the event of a sudden and sustained change in prevailing market interest rates, the Company's NPV would be expected to decrease. At December 31, 1998, the Company's estimated changes in NPV were within limitations established by the Company's Board of Directors.

         Computations of forecasted effects of hypothetical interest rate changes are based on numerous assumptions. These assumptions include levels of market interest rates, loan prepayments ranging from 6% to 50% for adjustable rate loans and 10% to 50% for fixed rate loans and deposit decay rates. The computed forecasted effects should not be relied upon as indicative of actual future results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

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

         The following table reflects the Company's gap position at December 31, 1998. Savings and interest-bearing demand deposits are essentially subject to immediate withdrawal and rate change and, accordingly, are classified in the one year or less time period. However, historical experience indicates, and it is expected, that a portion of these deposits represent long-term core deposits and, accordingly, are less than 100% rate sensitive. Mortgage-backed securities included in investments are included at the earlier of repricing or maturity. As a result of these assumptions, management believes that the gap analysis overstates the liability-sensitive nature of the Company's balance sheet.

AS OF DECEMBER 31, 1998        1 YEAR OR LESS  1 TO 3 YEARS  3 TO 5 YEARS  OVER 5 YEARS       TOTAL
                               --------------  ------------  ------------  ------------     ----------
                                                       (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Federal funds sold                $    469       $     --       $    --       $     --      $      469
Loans                              542,430        111,445        58,785         64,403         777,063
Investment securities              159,566         69,930        29,323         68,796         327,615
                                  --------       --------       -------       --------      ----------
Total                              702,465        181,375        88,108        133,199       1,105,147
                                  --------       --------       -------       --------      ----------
INTEREST-BEARING LIABILITIES:
Demand, interest-bearing           124,972             --            --             --         124,972
Savings                            102,463             --            --             --         102,463
Time                               392,019         85,084        19,496             --         496,599
Borrowings                         186,500         40,000        25,250         45,000         296,750
                                  --------       --------       -------       --------      ----------
Total                              805,954        125,084        44,746         45,000       1,020,784
Off balance sheet items -
interest rate swaps                (40,625)        20,625        20,000             --              --
                                  --------       --------       -------       --------      ----------
Total gap                          (62,864)        35,666        23,362         88,199      $   84,363
                                  ========       ========       =======       ========      ==========
Cumulative gap                    $(62,864)      $(27,198)      $(3,836)      $ 84,363
                                  ========       ========       =======       ========
Cumulative gap as a
percentage of total assets           (5.32)%        (2.30)%        (.32)%         7.14%
                                  ========       ========       =======       ========

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

         At December 31, 1998 and 1997, the Company had $51.9 million and $52.5 million, respectively, of notional swap principal contracts outstanding related to asset-liability management activities These swaps were entered into principally to manage the timing differences in repricing characteristics of various variable rate borrowings. All swap contracts require the Company to pay a fixed rate of interest in return for receiving a variable rate of interest based on the three month LIBOR. The net expense associated with interest rate swap contracts was $344,000, $147,000 and $28,000 during 1998, 1997 and 1996, respectively, and is included with interest on borrowings. The following summarizes information with respect to swap contracts outstanding at December 31, 1998:

                                          WEIGHTED-AVERAGE     WEIGHTED-AVERAGE
      MATURITY         NOTIONAL AMOUNT     RECEIVE RATE            PAY RATE
--------------------   ---------------    ----------------     ----------------
1999                       $11,250              5.26%                6.14
2000                         6,250              5.23                 6.32
2001                        14,375              5.29                 6.36
2002                        20,000              5.25                 6.29
                           -------              ----                 ----
Total                      $51,875              5.26%                6.28%
                           =======              ====                 ====

CONTINGENCIES AND UNCERTAINTIES - YEAR 2000

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

         The Company has conducted a review of its data processing systems to ensure that all data processing applications are Year 2000 compliant. This review project has seven phases: 1) identify applications; 2) assign primary responsibility; 3) contact vendors for certification; 4) determine testing plan and perform test procedures; 5) determine impact of non compliance; 6) correct non compliance situations; and 7) develop contingency plan. Testing of all critical systems has been substantially completed and contingency plans are being developed. Based on its assessment at this time, management does not anticipate any disruption in the Company's operations as a result of the Year 2000 Issue.

         In addition, the Company has implemented procedures for identifying potential problems that the Company's borrowers may experience. The Company has also held seminars for borrowers and other customers to assist them in addressing the Year 2000 Issue.

         To date, costs associated with required modifications necessary to become Year 2000 compliant have not been significant. The Company estimates that it will incur additional costs of approximately $250,000 to $300,000 primarily for equipment and software purchases relating to Year 2000 compliance. These cost estimates are based on currently available information and may change as the Company continues its Year 2000 project.

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


ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

         For information regarding the market risk of the Company's financial instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Interest Rate Risk Management".

ITEM 8:   REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
-----------------------------------------------------------------------------
          ENDED DECEMBER 31, 1998, 1997 AND 1996
          --------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF BANCFIRST OHIO CORP.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of BancFirst Ohio Corp. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                       PricewaterhouseCoopers LLP

Columbus, Ohio
January 22, 1999

BANCFIRST OHIO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1998 AND 1997
(DOLLARS IN THOUSANDS)
                                                                          DECEMBER 31,
                                                                      1998            1997
                                                                   ----------      ----------
                          ASSETS
Cash and due from banks (Note 3)                                   $   28,731      $   21,650
Federal Funds sold                                                        469              49
Securities held-to-maturity (approximate
  fair value of $26,809 and $36,645 at December
  31, 1998 and 1997, respectively), (Note 4)                           26,518          35,223
Securities available-for-sale, at fair value                          301,097         236,298
                                                                   ----------      ----------
         Total investment securities                                  327,615         271,521
                                                                   ----------      ----------
Loans (Notes 5 and 6)                                                 777,063         761,027
Allowance for possible loan losses                                     (6,643)         (6,617)
                                                                   ----------      ----------
         Net loans                                                    770,420         754,410
                                                                   ----------      ----------
Premises and equipment, net (Note 7)                                   12,863           8,856
Accrued interest receivable                                             7,278           6,946
Goodwill and other intangibles                                         11,898          12,687
Other assets                                                           21,737           5,499
                                                                   ----------      ----------
         Total assets                                              $1,181,011      $1,081,618
                                                                   ==========      ==========
                        LIABILITIES
Deposits (Note 8):
         Noninterest-bearing deposits                              $   65,588      $   63,846
         Interest-bearing deposits                                    724,034         683,201
                                                                   ----------      ----------
           Total deposits                                             789,622         747,047
Federal funds purchased (Note 9)                                           --          12,300
Federal Home Loan Bank advances and other
  borrowings (Note 10)                                                296,750         227,149
Accrued interest payable                                                2,510           2,426
Other liabilities                                                       4,594           7,363
                                                                   ----------      ----------
         Total liabilities                                          1,093,476         996,285
                                                                   ----------      ----------
Commitments and contingencies (Notes 15, 16 and 20)

               SHAREHOLDERS' EQUITY (NOTE 17)
Common stock, no par value 20,000,000 shares authorized:
  shares issued - 8,076,488 in 1998; 8,067,838 in 1997                 64,096          63,343
Retained earnings                                                      27,892          22,057
Accumulated other comprehensive income (Note 22)                         (440)          1,140
Less:  180,458 and 107,660 shares of common stock in treasury,
   at cost, at December 31, 1998 and 1997, respectively                (4,013)         (1,207)
                                                                   ----------      ----------
Total shareholders' equity                                             87,535          85,333
                                                                   ----------      ----------
         Total liabilities and shareholders' equity                $1,181,011      $1,081,618
                                                                   ==========      ==========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

BANCFIRST OHIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                       DECEMBER 31,
                                                           1998            1997           1996
                                                        ----------      ----------     ----------
Interest income:
          Interest and fees on loans                    $   66,529      $   64,820     $   38,518
Interest and dividends on securities:
          Taxable                                           18,566          18,184         13,076
          Tax exempt                                         1,408           1,324          1,315
          Other interest income                                154             364            268
                                                        ----------      ----------     ----------
                Total interest income                       86,657          84,692         53,177
                                                        ----------      ----------     ----------
Interest expense:
          Time deposits, $100 and over                       5,988           6,209          3,755
          Other deposits                                    27,911          27,153         17,183
          Borrowings                                        16,251          14,894          7,692
                                                        ----------      ----------     ----------
               Total interest expense                       50,150          48,256         28,630
                                                        ----------      ----------     ----------
Net interest income                                         36,507          36,436         24,547
Provision for possible loan losses (Note 6)                  1,225           1,221          1,257
                                                        ----------      ----------     ----------
  Net interest income after provision for possible
    loan losses                                             35,282          35,215         23,290
                                                        ----------      ----------     ----------
Other income:
          Trust and custodian fees                           2,121           1,807          1,451
          Customer service fees                              2,129           2,040          1,807
          Investment securities gains, net                      34              88             43
          Gains on sale of loans                             3,677           2,202          1,839
          Other                                              1,987           1,631          1,118
                                                        ----------      ----------     ----------
             Total other income                              9,948           7,768          6,258
                                                        ----------      ----------     ----------
Other expenses:
          Salaries and employee benefits                    15,764          14,720          9,995
          Net occupancy expense                              1,540           1,630          1,221
          Furniture and equipment expense                      898             789            564
          Data processing expense                            1,095           1,086            831
          Taxes other than income taxes                        850             986            709
          Federal deposit insurance                            263             249          2,697
          Amortization of intangibles                        1,376           1,525            549
          Other                                              8,041           5,692          4,669
                                                        ----------      ----------     ----------
               Total other expenses                         29,827          26,677         21,235
                                                        ----------      ----------     ----------
Income before income taxes and extraordinary item           15,403          16,306          8,313
Provision for federal income taxes (Note 13)                 4,835           5,536          2,354
                                                        ----------      ----------     ----------
          Income before extraordinary item                  10,568          10,770          5,959
Extraordinary item - prepayment charges on early
  repayment of Federal Home Loan Bank advances, net
  of tax of $213                                               400              --             --
                                                        ----------      ----------     ----------
Net income                                              $   10,168      $   10,770     $    5,959
                                                        ==========      ==========     ==========
Basic and diluted earnings per share:
          Before extraordinary item                     $     1.33      $     1.35     $     0.89
          Extraordinary item                                 (0.05)             --             --
                                                        ----------      ----------     ----------
          After extraordinary item                      $     1.28      $     1.35     $     0.89
                                                        ==========      ==========     ==========

Weighted average number of shares outstanding            7,959,362       7,960,996      6,709,950
                                                        ==========      ==========     ==========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

BANCFIRST OHIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(DOLLARS IN THOUSANDS)
                                                                                  ACCUMULATED
                                          COMMON STOCK     CAPITAL IN                OTHER                                 TOTAL
                                     -------------------     EXCESS     RETAINED COMPREHENSIVE TREASURY  COMPREHENSIVE SHAREHOLDERS'
                                      SHARES      AMOUNT  OF PAR VALUE  EARNINGS    INCOME       STOCK      INCOME        EQUITY
                                     -----------------------------------------------------------------------------------------------
Balance as December 31, 1995         6,067,838   $30,340    $  6,889    $13,022     $   942    $(1,183)                   $50,010

Net income                                  --        --          --      5,959          --         --      $ 5,959         5,959
Other comprehensive income, net
  of tax - unrealized losses on
  available-for-sale securities,
  net of reclassification adjustment        --        --          --         --        (638)        --         (638)         (638)
                                                                                                            -------
Comprehensive income                                                                                        $ 5,321
Issuance of common shares            2,000,000    10,000      15,824         --          --         --      =======        25,824
Treasury stock, 17,006 shares issued        --        --          94         --          --        160                        254
Cash dividend                               --        --          --     (3,515)         --         --                     (3,515)
                                     ---------   -------    --------    -------     -------    -------                    -------
Balance at December 31, 1996         8,067,838    40,340      22,807     15,466         304     (1,023)                    77,894
                                     ---------   -------    --------    -------     -------    -------                    -------

Net income                                  --        --          --     10,770          --         --      $10,770        10,770
Other comprehensive income, net
  of tax - unrealized gains on
  available-for-sale securities,
  net of reclassification adjustment        --        --          --         --         836         --          836           836
                                                                                                            -------       -------
Comprehensive income                                                                                        $11,606
Elimination of par value                    --    22,807     (22,807)        --          --         --      =======            --
Purchase of 23,308 shares of
  common stock at cost                      --        --          --         --          --       (433)                      (433)
Treasury stock, 24,488 shares issued        --       196          --         --          --        249                        445
Cash dividend                               --        --          --     (4,179)         --         --                     (4,179)
                                     ---------   -------    --------    -------     -------    -------                    -------
Balance at December 31, 1997         8,067,838    63,343          --     22,057       1,140     (1,207)                    85,333
                                     ---------   -------    --------    -------     -------    -------                    -------

Net income                                  --        --          --     10,168          --         --      $10,168        10,168
Other comprehensive income, net of
  tax - unrealized losses on
  available-for-sale securities net
  of reclassification adjustment            --        --          --         --      (1,580)        --       (1,580)       (1,580)
                                                                                                            -------
Comprehensive income                        --        --          --         --          --         --      $ 8,588            --
Issuance of common shares                8,650       203          --         --          --         --      =======
                                                                                                                              203
Purchase of 116,000 shares of
  common stock at cost                                                                          (3,394)                    (3,394)
Treasury stock, 43,202 shares issued        --       550          --         --          --        588                      1,138
Cash dividend                               --        --          --     (4,333)         --         --                     (4,333)
                                     ---------   -------    --------    -------     -------    -------                    -------
Balance at December 31, 1998         8,076,488   $64,096    $     --    $27,892     $  (440)   $(4,013)                   $87,535
                                     =========   =======    ========    =======     =======    =======                    =======

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

BANCFIRST OHIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(DOLLARS IN THOUSANDS)
                                                                                           DECEMBER 31,
                                                                                1998           1997          1996
                                                                              ---------      --------      --------
Cash flow from operating activities:
  Net income                                                                  $  10,168      $ 10,770      $  5,959
  Adjustments to reconcile net income to net cash provided by operations:
  Depreciation and amortization                                                   2,813         3,943         2,564
  Provision for possible loan losses                                              1,225         1,221         1,257
  Deferred taxes payable                                                           (104)        1,083           786
  Gains on sale of assets                                                        (3,711)       (2,290)       (1,882)
  Increase in interest receivable                                                  (332)         (250)          (29)
  Decrease (increase) in other assets                                            (2,335)          191         3,568
  Increase in interest payable                                                       84           171           393
  Increase (decrease) in other liabilities                                       (1,841)          300           375
  FHLB stock dividend                                                              (992)       (1,079)         (576)
                                                                              ---------      --------      --------
    Net cash provided by operating activities                                     4,975        14,060        12,415
                                                                              ---------      --------      --------
Cash flows from investing activities:
  Decrease (increase) in federal funds sold                                        (420)        2,144           407
  Proceeds from maturities of securities held-to-maturity                         9,030        11,412         2,767
  Proceeds from maturities and sales of securities available-for-sale            99,592        95,102        71,911
  Purchase of securities held-to-maturity                                            --           (14)         (663)
  Purchase of securities available-for-sale                                    (166,985)      (91,697)      (62,783)
  Purchase of loans                                                             (61,573)      (75,710)      (24,045)
  Increase in loans, net                                                        (71,669)      (41,060)      (39,870)
  Acquisition of County Savings Bank,  net of cash acquired                          --        (1,500)      (42,407)
  Purchase of equipment and other assets                                         (4,007)       (2,028)       (1,491)
  Purchase of bank-owned life insurance                                         (15,000)           --            --
  Proceeds from sale of assets                                                  120,235        78,592        24,535
                                                                              ---------      --------      --------
  Net cash used in investing activities                                         (90,797)      (24,759)      (71,639)
                                                                              ---------      --------      --------
Cash flows from financing activities:
  Purchase of deposits                                                            8,002            --            --
  Net increase in deposits, excluding purchase of deposits                       33,986        14,820        19,748
  Net proceeds from issuance of common stock                                        203            --        25,824
  Increase (decrease) in federal funds purchased                                (12,300)          650         4,250
  Net increase in Federal Home Loan Bank advances and other borrowings           69,601         2,190         2,417
  Proceeds from acquisition debt                                                     --            --        15,000
  Cash dividends paid                                                            (4,333)       (4,179)       (3,515)
  Purchase of treasury stock                                                     (3,394)         (433)           --
  Reissuance of treasury stock and other                                          1,138           445           254
                                                                              ---------      --------      --------
    Net cash provided by financing activities                                    92,903        13,493        63,978
                                                                              ---------      --------      --------
    Net increase in cash and due from banks                                       7,081         2,794         4,754
Cash and due from banks, beginning of period                                     21,650        18,856        14,102
                                                                              ---------      --------      --------
Cash and due from banks, end of period                                        $  28,731      $ 21,650      $ 18,856
                                                                              =========      ========      ========

Supplemental cash flow disclosures:
  Income taxes paid                                                           $   6,100      $  3,300      $  2,255
  Interest paid                                                               $  50,066      $ 48,547      $ 28,397
Non cash transfers:
Transfer of capital in excess of par to common stock                                 --      $ 22,807            --

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

BANCFIRST OHIO CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES:

         The following is a summary of the significant accounting policies followed in the preparation of the consolidated financial statements.

  Principles of Consolidation:

         The consolidated financial statements include the accounts of BancFirst Ohio Corp. (Company) and its wholly-owned subsidiary, The First National Bank of Zanesville (FNB). Effective May 16, 1998, Bellbrook Community Bank (Bellbrook) and County Savings Bank (County) were merged under the national bank charter of FNB. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Investment Securities:

         Investment securities are classified upon acquisition into one of three categories: held-to-maturity, available-for-sale, or trading. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to the Company's liquidity needs, changes in market interest rates, and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported as a separate component of other comprehensive income, net of applicable income taxes. At December 31, 1998 and 1997, the Company did not hold any trading securities.

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

         Under SFAS No. 125, the total cost of loans originated and sold or purchased is allocated between loans and servicing rights based on the relative fair values of each. The servicing rights are capitalized and amortized over the estimated servicing lives of the underlying loans. Amortization is calculated based on the estimated net servicing revenue, considering various factors including prepayment experience and market rates. Impairment of the carrying value of capitalized loan servicing rights is periodically evaluated by management in relation to the estimated fair value of those rights.

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

  Goodwill and Other Identified Intangibles:

         Intangible assets are amortized using straight-line and accelerated methods over the estimated remaining benefit periods which approximate 25 years for goodwill, 10 to 15 years for core deposit intangibles and 5 years for covenants not to compete.

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

  Other Real Estate Owned:

         Other real estate owned represents properties acquired through customers' loan defaults. Other real estate owned is stated at an amount equal to the loan balance prior to foreclosure plus cost incurred for improvements to the property, but not more than fair market value of the property. As of December 31, 1998 and 1997, other real estate owned was $607 and $785, respectively, and is included on the balance sheet in other assets.

  Investment in Subsidiaries (Parent Company Only):

         The Company's investment in subsidiaries represents the total equity of the Parent Company's wholly-owned subsidiaries, using the equity method of accounting for investments.

Common Stock:

         At its April 1998 meeting, the Company's board of directors authorized a two-for-one stock split in the form of a 100% stock dividend, payable May 19, 1998, to shareholders of record on April 28, 1998. All share and per share amounts have been restated to reflect this split.

         During 1997, the Company's shareholders approved amendments to the Articles of Incorporation to increase the number of authorized shares of common stock to 20,000,000 from 7,500,000 and to eliminate par value per share of common stock. These changes to the Articles of Incorporation had no effect on the total capital of the Company.

  Earnings Per Common Share:

         Basic earnings per common share is computed on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed on the basis of the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options or other common stock equivalents utilizing the treasury stock method. The weighted average number of shares outstanding for all periods has been adjusted to reflect the two-for-one stock split discussed above.

Stock Incentive Plans

         The Company has adopted SFAS No. 123 "Accounting for Stock-Based Compensation" which encourages but does not require adoption of a fair value based accounting method for employee stock-based compensation arrangements. As permitted by the statement, the Company has elected to account for its stock incentive plan under APB Opinion No. 25 pursuant to which no compensation cost has been recognized related to stock options that have been granted.

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

Comprehensive Income

         Effective January 1, 1998 the Company adopted SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The only component of comprehensive income that the Company is required to report is unrealized holding gains (losses) on available-for-sale securities.

  Reclassification:

         Certain reclassifications have been made to prior period amounts to conform to the 1998 presentation.

2.  MERGERS AND ACQUISITIONS:

         On August 14, 1996, the Company acquired County in a transaction accounted for under the purchase method of accounting for business combinations. Accordingly, the Company's consolidated financial statements include the operating results of County from the date of acquisition. At the time of acquisition, County had approximately $554,000 in total assets, $411,000 in loans and $365,000 in total deposits. The Company also recorded goodwill and other intangible assets of $14,708 as a result of the application of purchase accounting. Funding for the acquisition was provided by proceeds of $25,824 (net of underwriting discounts and offering expenses totaling $2,176) from the issuance of one million shares of common stock, $15,000 of bank borrowings and approximately $7,000 of available cash.

The following summarizes the pro-forma results of operations for the year ended December 31, 1996 as if County had been acquired at the beginning of such period:

          Net Interest Income                          $33,327
          Net Income                                   $ 7,043
          Basic and diluted earnings per share         $   .89

3.  CASH AND DUE FROM BANKS:

         The Company is required to maintain average reserve balances with the Federal Reserve Bank. The average required reserve amounted to $5,084 and $5,975 at December 31, 1998 and 1997, respectively.

4.  INVESTMENT SECURITIES:

         The amortized cost and estimated fair value of investment securities are as follows:

                                                                  DECEMBER 31, 1998
                                                    ----------------------------------------------
                                                                  GROSS       GROSS      ESTIMATED
                                                    AMORTIZED   UNREALIZED  UNREALIZED     FAIR
                                                       COST       GAINS       LOSSES       VALUE
                                                       ----       -----       ------       -----
Securities Available-for-Sale:
U.S. Treasury securities                             $    251     $   14      $   --     $    265
Securities of other government agencies                 4,759         82           3        4,838
Obligations of states and political subdivisions       21,724        674          52       22,346
Corporate obligations and other securities             52,503        319         962       51,860
Mortgage-backed and related securities                222,537        974       1,723      221,788
                                                     --------     ------      ------     --------
                                                     $301,774     $2,063      $2,740     $301,097
                                                     ========     ======      ======     ========
Securities Held-to-Maturity:
Obligations of states and political subdivisions     $  5,196     $  218      $    1     $  5,413
Industrial revenue bonds and other                      2,342         --          --        2,342
Mortgage-backed securities                             18,980        303         229       19,054
                                                     --------     ------      ------     --------
                                                     $ 26,518     $  521      $  230     $ 26,809
                                                     ========     ======      ======     ========

                                                                  DECEMBER 31, 1997
                                                    ----------------------------------------------
                                                                  GROSS       GROSS      ESTIMATED
                                                    AMORTIZED   UNREALIZED  UNREALIZED     FAIR
                                                       COST       GAINS       LOSSES       VALUE
                                                       ----       -----       ------       -----
Securities Available-for-Sale:
U.S. Treasury securities                             $  2,558     $   10        $ --     $  2,568
Securities of other government agencies                12,619        143           8       12,754
Obligations of states and political subdivisions       16,627        390          57       16,960
Other securities                                       21,017         30          --       21,047
Mortgage-backed and related securities                181,750      1,625         406      182,969
                                                     --------     ------        ----     --------
                                                     $234,571     $2,198        $471     $236,298
                                                     ========     ======        ====     ========
Securities Held-to-Maturity:
Obligations of states and political subdivisions     $  5,793     $  175        $  1     $  5,967
Industrial revenue bonds and other                      2,628          2          --        2,630
Mortgage-backed securities                             26,802      1,246          --       28,048
                                                     --------     ------        ----     --------

                                                     $ 35,223     $1,423        $  1     $ 36,645
                                                     ========     ======        ====     ========

         The amortized cost and estimated fair value of debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       DECEMBER 31, 1998
                                                   AMORTIZED      ESTIMATED
                                                     COST         FAIR VALUE
                                                   ---------      ----------
Securities Available-for Sale
         Within one year                           $  1,408        $  1,487
         After one through five years                 7,358           7,480
         After five through ten years                33,120          33,373
         After ten years                             37,285          36,902
                                                   --------        --------
                                                     79,171          79,242
         Mortgage-backed and related securities     222,603         221,855
                                                   --------        --------
                                                   $301,774        $301,097
                                                   ========        ========

Securities Held-to-Maturity
         Within one year                           $    396        $    400
         After one through five years                 5,369           5,498
         After five through ten years                 1,773           1,857
         After ten years                                 --              --
                                                   --------        --------
                                                      7,538           7,755
         Mortgage-backed and related securities      18,980          19,054
                                                   --------        --------
                                                   $ 26,518        $ 26,809
                                                   ========        ========

         Proceeds from sales of securities available-for-sale during 1998, 1997 and 1996 were $8,777, $22,195, and $16,337, respectively. Gross gains of $48, $125 and $60 and gross losses of $14, $37 and $17 were realized on sales in 1998, 1997 and 1996, respectively.

         Securities available-for-sale with a fair value of $113,813 at December 31, 1998 were pledged to secure public deposits and for other purposes required by law.

5.  LOANS:

         The composition of the loan portfolio is as follows:

                                              DECEMBER 31,
                                         ---------------------
                                           1998         1997
                                         --------     --------
Commercial, financial and industrial     $323,544     $302,098
Real estate--mortgage                     353,635      363,333
Real estate--construction                  10,203        9,215
Consumer                                   89,681       86,381
                                         --------     --------
                                         $777,063     $761,027
                                         ========     ========

         Loans held for sale totaling $6,375 and $10,018 at December 31, 1998 and 1997, respectively, are included in the above totals.

         The Company has made loans to certain directors, executive officers, and their affiliates in the ordinary course of business. An analysis of the year ended December 31, 1998 activity with respect to these related party loans is as follows:

                                                          DECEMBER 31,
                                                             1998
                                                          ------------
               Beginning balance                            $ 3,612
               New loans                                      1,085
               Repayments                                      (628)
               Loans no longer classified as related
                  party loans                                (1,942)
                                                            -------
               Ending balance                               $ 2,127
                                                            =======

         At December 31, 1998 and 1997, and for the years then ended, the recorded investment in loans considered to be impaired and interest income recognized related thereto was not material. Also, at December 31, 1998 and 1997 loans serviced for others totaled $253,323 and $229,310, respectively.


6.  ALLOWANCE FOR POSSIBLE LOAN LOSSES:

         An analysis of activity in the allowance for possible loan losses is as follows:

                                            YEAR ENDED DECEMBER 31,
                                      ---------------------------------
                                        1998         1997         1996
                                      -------      -------      -------
Balance at beginning of period        $ 6,617      $ 6,599      $ 3,307
  Provision charged to operations       1,225        1,221        1,257
  Addition due to acquisition              --           --        2,861
  Loans charged off                    (1,802)      (1,772)      (1,099)
  Loan recoveries                         603          569          273
                                      -------      -------      -------
         Net charge-offs               (1,199)      (1,203)        (826)
                                      -------      -------      -------
Balance at end of period              $ 6,643      $ 6,617      $ 6,599
                                      =======      =======      =======

7.  PREMISES AND EQUIPMENT:

         Premises and equipment are summarized below:

                                                       DECEMBER 31,
                                                   -------------------
                                                     1998        1997
                                                   -------     -------
Land                                               $ 2,643     $ 1,726
Buildings and improvements                          10,372       7,844
Furniture, fixture and equipment                     8,831      10,000
Construction in progress                               628          --
                                                   -------     -------
                                                    22,474      19,570
Less accumulated depreciation and amortization       9,611      10,714
                                                   -------     -------
Premises and equipment, net                        $12,863     $ 8,856
                                                   =======     =======

         Total depreciation expense was $1,329, $1,134 and $902 for the years ended December 31, 1998, 1997 and 1996, respectively.


8.  DEPOSITS:

         A summary of deposits is as follows:

                                     DECEMBER 31,
                                ---------------------
                                  1998         1997
                                --------     --------
Demand, noninterest-bearing     $ 65,588     $ 63,846
Demand, interest-bearing         124,972      106,325
Savings                          102,463       88,835
Time, $100 and over              141,161      132,958
Time, other                      355,438      355,083
                                --------     --------
                                $789,622     $747,047
                                ========     ========


9.  FEDERAL FUNDS PURCHASED:

         Federal funds purchased generally have one- to four-day maturities. The following table reflects the maximum month-end outstandings, average daily outstandings, average rates paid during the year, and the average rates paid at year-end for federal funds purchased:

                                              YEAR ENDED DECEMBER 31,
                                        ---------------------------------
                                          1998         1997         1996
                                        -------      -------      -------
Federal funds purchased:
Average balance                         $ 3,204      $ 1,605      $ 2,016
Average rate                               6.17%        6.29%        6.10%
Maximum month-end balance               $13,800      $12,300      $11,650
Balance at year-end                     $    --      $12,300      $11,650
Average rate on balance at year-end          --         6.07%        7.50%

10.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

         Federal Home Loan Bank (FHLB) advances and other borrowings are as follows:

                                                                                         DECEMBER 31,
                                                                                    ---------------------
                                                                                      1998         1997
                                                                                    --------     --------
Term reverse repurchase agreements (average rate 5.54% in 1998; 6.08% in 1997)      $ 55,000     $ 10,000
FHLB Advances (average rate 5.16% in 1998; 6.34% in 1997)                            228,000      202,149
Term debt with a financial institution (6.63% in 1998; 7.31% in 1997), due 2003       13,750       15,000
                                                                                    --------     --------
                                                                                    $296,750     $227,149
                                                                                    ========     ========

         Minimum annual retirements on borrowings for the next five years consisted of the following at December 31, 1998:

           MATURITY           WEIGHTED AVERAGE        PRINCIPAL
       (PERIOD ENDING)         INTEREST RATE          REPAYMENT
       ---------------         -------------          ---------
1999                               5.33%               $116,500
2000                               5.25                  52,500
2001                               5.27                  12,500
2002                               6.63                   2,500
2003                               5.33                  17,750
2004 and thereafter                5.24                  95,000
                                   ----                --------
            Total                  5.30%               $296,750
                                   ====                ========

         In December 1998, the Company prepaid $34,465 of FHLB advances that had a weighted average interest rate of 6.19%. In connection with this early repayment of debt, the Company paid prepayment penalties totaling $613 which have been recorded, net of taxes of $213, as an extraordinary item in the 1998 consolidated statement of income.

         FHLB advances must be secured by eligible collateral as specified by the FHLB. Accordingly, the Company has a blanket pledge of its first mortgage loan portfolio as collateral for the advances outstanding at December 31, 1998 with a required minimum ratio of collateral to advances of 150%.

         The term reverse repurchase agreements are with Salomon Brothers, Inc. under which the Company sold mortgage-backed securities classified as available-for-sale and with a current carrying and fair value of $62,137 and $12,198 and accrued interest of $367 and $102 at December 31, 1998 and 1997, respectively. The reverse repurchase agreements have a weighted average maturity of 7.9 years at December 31, 1998 and one year at December 31, 1997. Also, $10,000 of such reverse repurchase agreements at December 31, 1998 are callable in 1999, $14,000 are callable in 2000 and $21,000 are callable in 2001.

         The term debt with a financial institution was obtained by the Company to partially fund the acquisition of County. Under terms of the loan agreement, the Company is required to make quarterly interest payments. Annual principal payments commenced February 1998. The unpaid loan balance is due in full September 1, 2003. The loan agreement contains certain financial covenants, all of which the Company was in compliance with at December 31, 1998. Also, 67% of the stock of FNB collateralizes this borrowing at December 31, 1998.


11.  RETIREMENT PLANS:

         The Company has a defined contribution plan which covers substantially all full-time employees. Contributions to the plan are based upon a predetermined percentage of the employees' base compensation. Expenses related to the plan for the years ended December 31, 1998, 1997 and 1996 were approximately $128, $275, and $435, respectively.

         The Company also has 401(k) Retirement Plans which cover substantially all employees with more than one year of service. The Company makes contributions to the plans pursuant to salary savings elections and discretionary contributions as set forth by the provisions of the plans. Employees direct the investment of account balances from plan alternatives. Operations have been charged $499, $396, and $240 for contributions to the plans for the years ended December 31, 1998, 1997 and 1996, respectively.

         The Company maintains an employee stock purchase plan whereby eligible employees and directors, through their plan contributions, may purchase shares of the Company's stock. Such shares are purchased from treasury stock at fair market value. Minimal expenses were incurred by the Company for the years ended December 31, 1998 and 1997, and 1996, in connection with the plan.

         The Company currently provides certain health care benefits for eligible retirees, using the accrual method of accounting for the projected costs of providing post retirement benefits during the period of employee service. During 1997, the Company changed its employee benefit program to no longer provide post retirement benefits to employees who were not eligible to retire as of December 31, 1997. As a result of this plan curtailment, a gain of $500 was recognized and is included in other income in 1997. At December 31, 1998 and 1997, the recorded liability for post retirement benefits was $501 and $560, respectively. For the years ended December 31, 1998, 1997, and 1996, health care benefit costs for eligible retirees was $43, $143, and $101, respectively.

12.  STOCK INCENTIVE PLAN

         The Company has adopted the 1997 Omnibus Stock Incentive Plan (the
Plan) which provides for the granting of stock options and other stock related awards to key employees. Under the Plan, 800,000 authorized but unissued or reacquired common shares are reserved for issuance. All options granted were at a price that equaled or exceeded the market value of the Company's common stock at the date of grant. The options vest ratably over four years and expire 20 years from the date of grant. No compensation expense was recognized in 1998 or 1997 related to the Plan. The summary of stock option activity is as follows:

                                                  WEIGHTED                          WEIGHTED
                                   OPTIONS    AVERAGE EXERCISE      OPTIONS     AVERAGE EXERCISE
                                 OUTSTANDING        PRICE         EXERCISABLE         PRICE
                                 -----------  ----------------    -----------   ----------------
December 31, 1996                       --             --
Options granted                     92,120         $25.75
                                   -------         ------
December 31, 1997                   92,120          25.75                --               --

Options granted                     85,000          33.00
Stock Options cancelled              2,880          25.75
                                   -------         ------
December 31, 1998                  174,240         $29.29            22,310           $23.50
                                   =======         ======

The following table summarizes information about stock options outstanding at December 31, 1998:

                                          AVERAGE
                                         REMAINING       AVERAGE EXERCISE                 AVERAGE EXERCISE
                          OPTIONS     CONTRACTUAL LIFE    PRICE - OPTIONS     OPTIONS      PRICE - OPTIONS
EXERCISE PRICE RANGE    OUTSTANDING       (YEARS)          OUTSTANDING      EXERCISABLE     EXERCISABLE
--------------------    -----------   ----------------   ----------------   -----------   ----------------
$23.50 to $25.00           44,620          19.00              $24.25          22,310           $23.50
$25.01 to $30.00           65,870          19.32               28.14              --               --
$30.01 to $35.00           42,500          20.00               33.00              --               --
$35.01 to $40.00           21,250          20.00               36.00              --               --
                          -------          -----              ------          ------           ------
Total                     174,240          19.49              $29.29          22,310           $23.50
                          =======          =====              ======          ======           ======

         For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of the stock options granted in 1998 and 1997 was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions used in the option pricing model were as follows:

                                             1998       1997
                                            ------     ------
          Risk-free interest rate            4.75%      5.75%
          Expected dividend yield            2.00%      2.25%
          Expected option life (years)       7.00       7.00
          Expected volatility               31.37%     21.61%

         For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost for the Company been determined consistent with SFAS No. 123, income before extraordinary items, net income and basic and diluted earnings per share for the years ended December 31, 1998 and 1997 would have been as follows:

                                             1998              1997
                                           -------           -------
Net income, as reported                    $10,168           $10,770
Pro forma net income                         9,974            10,759
Earnings per share, as reported:
     Basic                                    1.28              1.35
     Diluted                                  1.28              1.35
Proforma earnings per share:
     Basic                                    1.25              1.35
     Diluted                                  1.25              1.35

         Also under the Plan, the Company adopted the 1997 Bonus Shares Program whereby eligible employees receiving annual bonus awards may elect to receive up to 50% of such awards in common shares of the Company ("bonus shares"). Employees who elect to receive bonus shares in lieu of cash will receive additional matching shares from the Company equal to 50% of the bonus shares, provided that the employee is continuously employed by the Company and continuously owns the bonus shares for five years from the date of issuance of the bonus shares. Eligible employees elected to receive $115 and $203 of their 1998 and 1997 bonuses, respectively, in bonus shares which resulted in the issuance of 3,979 shares in 1999 and 8,650 shares in 1998.

13.  INCOME TAXES:

         The provision for income taxes is summarized below:

                                        YEAR ENDED DECEMBER 31,
                                   1998           1997          1996
                                  -----------------------------------
Current                           $4,939         $4,553        $1,568
Deferred                            (104)         1,083           786
                                  ------         ------        ------
Provision for income taxes        $4,835         $5,536        $2,354
                                  ======         ======        ======

         The following is a reconciliation of income tax at the federal statutory rate to the effective rate of tax on the financial statements:

                                                         YEAR ENDED DECEMBER 31,
                                                           1998    1997   1996
                                                         -----------------------
Tax at federal statutory rate                               35%     35%    34%
Permanent differences:
Tax-exempt interest, net of allowed interest expense        (3)     (3)    (6)
Increase in cash surrender value of life insurance          (2)     --     --
Amortization of intangibles and other                        1       2     --
                                                           ---     ---    ---
Effective tax rate                                          31%     34%    28%
                                                           ===     ===    ===

         Deferred income taxes are recognized at prevailing income tax rates for temporary differences between financial statement and income tax bases of assets and liabilities. The components of the net deferred tax asset (liability) were as follows:

                                                              DECEMBER 31,
                                                         1998            1997
                                                        ----------------------
Deferred tax assets arising from:
         Allowance for possible loan losses             $2,341         $ 2,179
         Reserve for health insurance                      212             226
         Depreciation                                       --              24
         Amortization of intangibles                       353             181
         Purchase accounting adjustment                     --               7
         Service loan interest                              78             113
         Unrealized holding losses on securities           235              --
         Other                                             467             252
                                                        ------         -------
              Total deferred tax assets                  3,686           2,982
                                                        ------         -------
Deferred tax liabilities arising from:
         Gain on sale of loans                           1,423           1,304
         Deferred loan fees and costs                      379             953
         FHLB stock dividends                            1,369             944
         Unrealized holding gains on securities             --             589
         Purchase accounting adjustments                   157              --
         Depreciation                                       93              --
         Other, net                                        418             273
                                                        ------         -------
              Total deferred tax liabilities             3,839           4,063
                                                        ------         -------
Net deferred tax asset (liability)                      $ (153)        $(1,081)
                                                        ======         =======

         Net deferred tax assets and liabilities and federal income tax expense in future years can be significantly affected by changes in enacted tax rates.

14.  EARNINGS PER SHARE

         The computation of earnings per share for the years ended December 31, 1998, 1997 and 1996 is as follows. All share amounts have been adjusted to give retroactive effect to the two for one stock split in 1998:

                                                              1998         1997          1996
                                                           ----------   ----------    ----------
Income before extraordinary item                           $   10,568   $   10,770    $    5,959
Extraordinary item                                               (400)          --            --
                                                           ----------   ----------    ----------
Net income                                                 $   10,168   $   10,770    $    5,959
                                                           ==========   ==========    ==========
Weighted average shares outstanding                         7,959,362    7,960,996     6,709,950
Basic earnings per share:
         Before extraordinary item                         $     1.33   $     1.35    $     0.89
         Extraordinary item                                     (0.05)          --            --
                                                           ----------   ----------    ----------
         After extraordinary item                          $     1.28   $     1.35    $     0.89
                                                           ==========   ==========    ==========

Weighted average shares outstanding                         7,959,362    7,960,996     6,709,950
Diluted effect due to stock incentive plans                    11,222           --            --
                                                           ----------   ----------    ----------
Weighted average shares outstanding, as adjusted            7,970,584    7,960,996     6,709,950
Diluted earnings per share:
         Before extraordinary item                         $     1.33   $     1.35    $     0.89
         Extraordinary item                                     (0.05)          --            --
                                                           ----------   ----------    ----------
         After extraordinary item                          $     1.28   $     1.35    $     0.89
                                                           ==========   ==========    ==========


15.  LEASE COMMITMENTS:

         The Company leases equipment, land at two branch locations, and certain office space. One land lease has five renewal options for five years each and the other has a lease term until 2073.

         A summary of noncancelable future operating lease commitments at December 31, 1998 follows:

          1999                        $  436
          2000                           242
          2001                            80
          2002                            28
          2003                            28
          2004 and thereafter            373
                                      ------
                                      $1,187
                                      ======

         Rent expense under all lease obligations, including month-to-month agreements, aggregated approximately $573, $512, and $319 for the years ended December 31, 1998, 1997 and 1996, respectively.


16.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

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

                                                      DECEMBER 31,
                                                   1998         1997
                                                 --------------------
Financial instruments whose contract
  amounts represent credit risk:
Loan commitments                                 $96,337      $77,354
Standby letters of credit                            551          456

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

         Interest rate swaps generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying notional amount. Notional amounts represent agreed upon amounts on which calculations of interest payments to be exchanged are based. Notional amounts do not represent direct credit exposures. The actual market or credit exposure of this type of financial instrument is significantly less than the notional amount. Direct credit exposure is limited to the net difference between the calculated pay and receive amounts on each transaction, which is generally netted and paid or received monthly, and the inability of the counterparty to meet the terms of the contract. This risk is normally a small percentage of the notional amount and fluctuates as interest rates move up and down. Market risk is more directly measured by the fair values of the interest rate swap agreements. The Company had $51,875 and $52,500, respectively, of notional swap principal contracts outstanding at December 31, 1998 and 1997 related to asset-liability management activities. These swap contracts have maturity dates ranging from December 1999 to October 2002 and require the Company to pay a fixed rate of interest ranging from 6.09% to 6.58% in return for receiving a variable rate of interest based on the three month London Inter Bank Offered Rate (LIBOR). For the years ended December 31, 1998, 1997 and 1996, interest expense on swap contracts was $344, $147 and $28, respectively, and is included with interest expense on borrowings.

         The Company offers credit cards in an agency capacity for another institution. Under certain circumstances, the credit cards are issued with recourse to the Company. The total of these credit lines with recourse to the Company is approximately $2,516 and $1,948 of which $420 and $367 represent outstanding balances at December 31, 1998 and 1997, respectively.

         In addition to the financial instruments with off-balance sheet risks, the Company has commitments to lend money which have been approved by the Small Business Administration's (SBA) 7(a) program. Such commitments carry SBA guarantees on individual credits ranging from 29% to 80% of principal balances. The total of such commitments at December 31, 1998 and 1997, were $15,657 and $18,760, respectively, with guaranteed principal by the SBA totaling $10,496 and $12,806, respectively.

         The Company has no significant concentrations of credit risk with any individual counter-party. The Company's lending is concentrated primarily in the State of Ohio market area.

17.  SHAREHOLDERS' EQUITY:

         The payment of dividends by FNB is subject to regulatory restrictions by regulatory authorities. These restrictions for national banks provide that dividends in any calendar year generally shall not exceed the total net profits of that year plus the retained net profits of the preceding two years. In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. At December 31, 1998, $441 of the retained earnings of FNB is available for the payment of dividends to the Company without regulatory agency approval.


18.  REGULATORY CAPITAL REQUIREMENTS:

         The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulators to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the applicable regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company meets all capital adequacy requirements to which it is subject.

         As of December 31, 1998, the most recent notifications from the various primary regulators of the Company and its subsidiary categorized each entity as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

Actual capital amounts and ratios of the Company and FNB are as follows:

                                                                                                          To Be Well
                                                                                                      Capitalized Under
                                                                             For Capital Adequacy     Prompt Corrective
                                                             Actual                Purposes           Action Provisions
                                                       Amount      Ratio       Amount     Ratio       Amount     Ratio
                                                       ------      -----       ------     -----       ------     -----
As of December 31, 1998:
         Total Capital (to Risk-Weighted Assets):
         Consolidated                                  $82,588     11.24%      $58,761     8.00%      $73,451    10.00%
         FNB                                            78,448     10.69        58,720     8.00        73,400    10.00

Tier 1  Capital (to Risk-Weighted Assets):
         Consolidated                                   75,945     10.34        29,381     4.00        44,071     6.00
         FNB                                            74,559     10.16        29,360     4.00        44,040     6.00

Tier 1 Capital (to Average Assets):
         Consolidated                                   75,945      6.52        34,940     3.00        58,233     5.00
         FNB                                            74,559      6.40        34,972     3.00        58,287     5.00


19.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The amounts provided below represent estimates of fair values at a particular point in time. Significant estimates regarding economic conditions, loss experience, risk characteristics associated with particular financial instruments and other factors were used for the purposes of this disclosure. These estimates are subjective in nature and involve matters of judgment. Therefore, they cannot be determined with precision. Changes in the assumptions could have a material impact on the estimates shown.

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

                         Deposits--The fair value of demand deposits, savings accounts and certain money market deposits with no stated maturity is equal to the amount payable on demand. The estimated fair value of fixed maturity certificates of deposit is based on discounted cash flow analyses using market rates currently offered for deposits of similar remaining maturities.

                         Federal Home Loan Bank advances and other borrowings--Estimated fair value of Federal Home Loan Bank advances and other borrowings were based on discounted cash flow analyses using current rates for the same advances.

                         Interest Rate Swaps--Estimated fair values are based on quoted market prices.

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


         The fair values of financial instruments were as follows:

                                            DECEMBER 31, 1998           DECEMBER 31, 1997
                                           CARRYING      FAIR         CARRYING       FAIR
                                            AMOUNT       VALUE         AMOUNT        VALUE
                                            ------       -----         ------        -----
Cash and due from banks                    $ 28,731    $ 28,731       $ 21,650     $121,650
Federal funds sold                              469         469             49           49
Securities available-for-sale               301,097     301,097        236,298      236,298
Securities held-to-maturity                  26,518      26,809         35,223      936,645
Loans, net of allowance for loan losses     770,420     777,604        754,410      755,177
Demand and savings deposits                 293,023     293,023        259,006      259,006
Time deposits                               496,599     500,518        488,041      490,055
Federal funds purchased                          --          --         12,300       12,300
Federal Home Loan Bank advances and
other borrowings                            296,750     298,014        227,149      227,192
Interest rate swaps                              --      (1,495)            --         (579)

20.  PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION:

         Parent Company only condensed financial information is as follows:

                             CONDENSED BALANCE SHEET
                           DECEMBER 31, 1998 AND 1997

                                                             DECEMBER 31,
                                                         1998            1997
                                                       --------        --------
Assets:
  Cash                                                 $    663        $     --
  Investment in repurchase agreement with subsidiary     14,000           8,000
  Investment in subsidiaries                             84,554          88,938
  Intangible assets                                       1,600           2,200
  Other assets                                              529           1,560
                                                       ========        ========
         Total assets                                  $101,346        $100,698
                                                       ========        ========
Liabilities and equity:
  Long-term borrowings                                 $ 13,750        $ 15,000
  Other liabilities                                          61             365
                                                       --------        --------
  Total liabilities                                      13,811          15,365
Shareholders' equity                                     87,535          85,333
                                                       --------        --------
         Total liabilities and equity                  $101,346        $100,698
                                                       ========        ========

                                       CONDENSED STATEMENT OF INCOME
                          FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND 1996

                                                                           YEAR ENDED DECEMBER 31,
                                                                     1998            1997           1996
                                                                   -------         -------         ------
Dividends from subsidiaries                                        $14,750         $ 9,000         $7,500
Interest income                                                          3               3              7
Interest expense                                                    (1,044)         (1,138)          (422)
Operating expenses                                                  (1,695)         (2,121)          (895)
                                                                   -------         -------         ------
Income before income tax and equity in
  earnings of subsidiaries                                          12,014           5,744          6,190
Federal income tax benefit                                             959           1,029            520
                                                                   -------         -------         ------
Income before equity in earnings of subsidiaries                    12,973           6,773          6,710
Earnings of subsidiaries in excess of (less than) dividends         (2,805)          3,997           (751)
                                                                   -------         -------         ------
Net income                                                         $10,168         $10,770         $5,959
                                                                   =======         =======         ======

                                    CONDENSED STATEMENT OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND 1996
                                                                     YEAR ENDED DECEMBER 31,
                                                                 1998         1997         1996
                                                               -------      -------      --------
Cash flows from operating activities:
Net income                                                     $10,168      $10,770      $  5,959
Adjustments to reconcile net income to net cash provided
  by operations:
Amortization and depreciation                                      621          628           218
(Increase) decrease in other assets                              1,009       (1,086)        1,412
(Decrease) increase in other liabilities                          (304)         548          (201)
Earnings less than (in excess of) dividends                      2,805       (3,997)          751
                                                               -------      -------      --------
Net cash provided by operating activities                       14,299        6,863         8,139
                                                               -------      -------      --------
Cash flows from investing activities:
Acquisition of County                                               --       (1,500)      (46,612)
Investment in subsidiary                                            --         (500)           --
Purchase of equipment and other assets                              --           (2)         (321)
Decrease (increase) in repurchase agreement with subsidiary     (6,000)      (1,000)        1,530
                                                               -------      -------      --------
Net cash used for investing activities                          (6,000)      (3,002)      (45,403)
                                                               -------      -------      --------
Cash flows from financing activities:
Issuance of common stock                                           203           --        25,824
Increase (decrease) in long-term debt                           (1,250)          --        15,000
Cash dividends paid                                             (4,333)      (4,179)       (3,515)
Purchase of treasury stock                                      (3,394)        (433)           --
Treasury shares issued and other                                 1,138          445           254
                                                               -------      -------      --------
Net cash provided by (used in) financing activities             (7,636)      (4,167)       37,563
                                                               -------      -------      --------
Net increase (decrease) in cash                                    663         (306)          299
Cash, beginning of period                                           --          306             7
                                                               -------      -------      --------
Cash, end of period                                            $   663      $    --      $    306
                                                               =======      =======      ========

         The Parent Company paid $6,100, $3,300 and $2,255 for income taxes in 1998, 1997 and 1996, respectively, and $1,064, $1,133 and $277 for interest in 1998, 1997 and 1996, respectively.

21.  SAVINGS ASSOCIATION INSURANCE FUND RECAPITALIZATION:

         On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996, which included provisions recapitalizing the Savings Association Insurance Fund (SAIF), provides for the eventual merger of the thrift fund with the Bank Insurance Fund (BIF), and reallocates payment of the annual Financing Corp. (FICO) bond obligation. As part of the package, the Federal Deposit Insurance Corp. (FDIC) imposed a special one-time assessment of
65.7 basis points applied against SAIF assessable deposits as of December 31, 1995, which brought the SAIF up to the statutorily prescribed 1.25% designated reserve ratio. The special assessment, which was paid in November 1996, was included as a $2,309 pretax charge to the Company's operations in September 1996. This assessment reduced the Company's earnings in 1996 by approximately $1,524 or $.23 per share.

22.  COMPREHENSIVE INCOME:

         Other comprehensive income consists of the following:

                                            1998        1997        1996
                                          -------      ------      -----
Unrealized holding gains (losses) on
available-for-sale securities arising
during period                             $(2,370)     $1,356      $(923)
Tax (expense) or benefit                      812        (462)       313
                                          -------      ------      -----
Net of tax amount                          (1,558)        894       (610)
                                          -------      ------      -----
Less: Reclassification adjustment for
gains included in net income                  (34)        (88)       (43)
         Tax expense                           12          30         15
                                          -------      ------      -----
         Net of tax amount                    (22)        (58)       (28)
                                          -------      ------      -----
Net unrealized gains (losses) on
available-for-sale securities             $(1,580)     $  836      $(638)
                                          =======      ======      =====


23.  NEW ACCOUNTING PRONOUNCEMENTS:

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments and for hedging activities. The provisions of this statement will primarily impact the accounting for the Company's interest rate swap transactions which had a total notional amount of $51,875 at December 31, 1998 (see Note 16). The Company has not determined what impact this standard will have on its financial statements.

         In June 1997, SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued and is effective for periods beginning after December 15, 1997. This statement requires that a public enterprise report financial and descriptive information about its reportable operating segments. The Company has determined that it has one reportable segment - community banking. Accordingly, the additional disclosure and other information requirements of this statement are not applicable.

24.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1998 and 1997:

(Dollars in thousands except per share    FIRST      SECOND       THIRD      FOURTH
amounts)                                 QUARTER     QUARTER     QUARTER     QUARTER
                                         -------     -------     -------     -------
                1998
Interest Income                          $21,235     $21,429     $22,295     $21,698
Net interest income                        9,135       9,024       9,266       9,082
Provision for possible loan losses           307         318         300         300
Income before income taxes and
extraordinary item                         4,168       3,180       4,377       3,678
Income before extraordinary item           2,808       2,227       2,990       2,543
Net income                                 2,808       2,227       2,990       2,143
Basic earnings per share before
extraordinary item                       $  0.35     $  0.28     $  0.38     $  0.32
Diluted earnings per share before
 extraordinary item                      $  0.35     $  0.28     $  0.37     $  0.32
Basic earnings per share                 $  0.35     $  0.28     $  0.38     $  0.27
Diluted earnings per share               $  0.35     $  0.28     $  0.37     $  0.27

                1997
Interest income                          $20,673     $21,353     $21,358     $21,308
Net interest income                        9,115       9,338       9,053       8,930
Provision for possible loan losses           298         317         304         302
Income before income taxes                 3,971       4,031       4,132       4,172
Net income                                 2,632       2,678       2,724       2,736
Basic and diluted earnings per share     $  0.33     $  0.34     $  0.34     $  0.34

         See Note 10 concerning the extraordinary item recorded in the fourth quarter of 1998 related to the prepayment of FHLB advances. Also, the after tax effects of non-recurring merger, restructuring and branch closing charges totaled $794 in the second quarter of 1998 and $263 in the fourth quarter of 1998.

ITEM 9:      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------------------------------------------------------------
             ACCOUNTING AND FINANCIAL DISCLOSURE
             -----------------------------------

There have been no disagreements between the Company and its independent auditors on accounting and financial disclosure matters during the periods covered by this report.


                                    PART III
                                    --------

ITEM 10:     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
---------------------------------------------------------------

                                                    *

ITEM 11:     EXECUTIVE COMPENSATION
-----------------------------------

                                                    *

ITEM 12:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
---------------------------------------------------------------------------

                                                    *

ITEM 13:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-----------------------------------------------------------

                                                    *


* Reference is made to the information under the captions "Election of Directors," "Executive Officers," "Executive Compensation, "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1999, which is incorporated by this reference into this annual report.

                                     PART IV
                                     -------

ITEM 14:     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
----------------------------------------------------------------------------


         (a) (1) Financial Statements

             BancFirst Ohio Corp. and Subsidiaries:
                 Report of Independent Accountants
                 Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for the Years Ended December
                      31, 1998, 1997 and 1996
                 Consolidated Statements of Changes in Shareholders' Equity for
                      the Years Ended December 31, 1998, 1997 and 1996
                 Consolidated Statements of Cash Flows for the Years ended
                      December 31, 1998, 1997 and 1996
                 Notes to Consolidated Financial Statements

         (a) (2) Financial Statement Schedules

             Other schedules to the financial statements for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (a) (3) Exhibits

             List and Index on page 63.

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

                                      BANCFIRST OHIO CORP.

                                      By: /s/ William F. Randles
                                          ------------------------------------
                                          William F. Randles
                                          Director and Chairman of the Board

Dated:   Zanesville, Ohio
         March 9, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                              Title                     Date
----------                              -----                     ----
/s/ Philip E. Burke
-------------------------               Director                  March 9, 1999
Philip E. Burke

/s/ Gary N. Fields
-------------------------               Director and Chief        March 9, 1999
Gary N. Fields                          Executive Officer

/s/ Milman H. Linn, III
-------------------------               Director                  March 9, 1999
Milman H. Linn, III

/s/ James L. Nichols
-------------------------               Director                  March 9, 1999
James L. Nichols

/s/ Karl C. Saunders
-------------------------               Director                  March 9, 1999
Karl C. Saunders

/s/ J. W. Straker, Jr.
-------------------------               Director                  March 9, 1999
J. W. Straker, Jr.

/s/ William F. Randles
-------------------------               Director and Chairman     March 9, 1999
William F. Randles                      of the Board

/s/ Kim M. Taylor
-------------------------               Chief Financial Officer   March 9, 1999
Kim M. Taylor                           and Chief Accounting
                                        Officer

                             Exhibit List and Index
                         BancFirst Ohio Corp. Form 10-K
                      for the year ended December 31, 1998
                                                                   SEQUENTIALLY
EXHIBIT NO.    DESCRIPTION                                         NUMBERED PAGE
-----------    -----------                                         -------------
2.1            Stock Purchase Agreement by and between the
               Company and First Financial Group, Inc. dated
               March 27, 1996 (incorporated by reference to             ---
               Exhibit 2.1 to the Company's Registration
               Statement on Form S-3, Registration No. 333-06707).

3.1            Articles of Incorporation of the Company, as
               amended (incorporated by reference to Exhibit 3.1
               to the Company's Form 10-K for the year ended
               December 31, 1991, Exhibit 3.3 to the Company's          ---
               form 10-K for the year ended December 31, 1992 and
               Exhibit 3.6 to the Company's Form 10-K for the
               year ended December 31, 1994).

3.2            Code of Regulations of the Company, as amended
               (incorporated by reference to Exhibit 3.2 to the
               Company's form 10-K for the year ended December
               31, 1991, Exhibit 3.4 to the Company's Form 10-K         ---
               for the year ended December 31, 1992 an Exhibit
               3.5 to the Company's Form 10-K for the ended
               December 31, 1993).

10.3           Loan Agreement by and between the Company and
               LaSalle National Bank dated August 14, 1996
               (incorporated by reference to Exhibit 10.1 to the        ---
               Company's Registration Statement on Form S-3,
               Registration No. 333-06707).

*21.1          Subsidiaries of the Company                               64

*23.1          Consent of PricewaterhouseCoopers LLP                     65

*27.1          Financial Data Schedule                                   66

-----------------
*Filed herewith.