Form 10-Q
period 1999-03-31
BANCFIRST OHIO CORP
filed 1999-05-14
CIK 868572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                 Yes  X     No
                                     ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                                 Outstanding as of May 11, 1999
           -----                                 ------------------------------
Common Stock, No Par Value                                  7,929,636

                                      INDEX
                              BANCFIRST OHIO CORP.

PART I. FINANCIAL INFORMATION                                           PAGE NO.
                                                                        --------
         Item 1. Financial Statements

                 Consolidated Balance Sheet..............................  3

                 Consolidated Statement of Income........................  4

                 Consolidated Statement of Cash Flows....................  5

                 Notes to Consolidated Financial Statements..............  6-7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................  8-19

PART II. OTHER INFORMATION

         Other Information...............................................  20

         Item 1. Legal Proceedings
         Item 2. Changes in Securities
         Item 3. Defaults upon Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K
                   (a) Exhibits on Item 601 of Regulation S-K
                   (b) Exhibit 27: Financial Data Schedule
                   (c) Reports on Form 8-K


Signatures...............................................................  21

                            PART I: FINANCIAL INFORMATION

                             ITEM 1: FINANCIAL STATEMENTS

                                 BANCFIRST OHIO CORP.
                              CONSOLIDATED BALANCE SHEET
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                         March 31,        December 31,
                                                           1999               1998
                                                        (Unaudited)
                                                        -----------       -----------
                                  ASSETS:
Cash and due from banks                                  $   21,658       $   28,731
Federal funds sold                                              314              469
Securities held-to-maturity, at amortized cost
 (approximate fair value of $25,023 and $26,809 in
 1999 and 1998, respectively)                                24,696           26,518
Securities available-for-sale, at fair value                293,520          301,097
                                                         ----------       ----------
       Total securities                                     318,216          327,615
                                                         ----------       ----------
Loans, net of unearned income                               786,985          777,063
Allowance for possible loan losses                           (6,701)          (6,643)
                                                         ----------       ----------
       Net loans                                            780,284          770,420
                                                         ----------       ----------
Bank premises and equipment, net                             13,532           12,863
Accrued interest receivable                                   7,740            7,278
Intangible assets                                            11,559           11,898
Other assets                                                 22,077           21,737
                                                         ==========       ==========
       Total assets                                      $1,175,380       $1,181,011
                                                         ==========       ==========

                                LIABILITIES:
Deposits:
       Non-interest-bearing deposits                     $   58,159       $   65,588
       Interest-bearing deposits                            730,425          724,034
                                                         ----------       ----------
           Total deposits                                   788,584          789,622
Federal funds purchased                                        --               --
Federal Home Loan Bank advances and other borrowings        290,250          296,750
Accrued interest payable                                      2,548            2,510
Other liabilities                                             5,743            4,594
                                                         ----------       ----------
            Total liabilities                             1,087,125        1,093,476

                           SHAREHOLDERS' EQUITY:
Common stock, no par value, 20,000,000 shares
 authorized, 8,076,488 shares issued in 1999 and 1998        64,113           64,096
Retained earnings                                            29,631           27,892
Accumulated other comprehensive income - unrealized
 holding losses on securities available-for-sale, net          (449)            (440)
Treasury stock, 218,157 and 180,458 shares, at cost,
 in 1999 and 1998, respectively                              (5,040)          (4,013)
                                                         ----------       ----------
Total shareholders' equity                                   88,255           87,535
                                                         ----------       ----------
     Total liabilities and shareholders' equity          $1,175,380       $1,181,011
                                                         ==========       ==========

The accompanying notes are an integral part of the financial statements.

                              BANCFIRST OHIO CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATE)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                            1999        1998
                                                          -------     -------
INTEREST INCOME:
   Interest and fees on loans                             $16,192     $16,492
   Interest and dividends on securities:
      Taxable                                               4,744       4,431
      Tax-exempt                                              412         306
   Other interest income                                       23           6
                                                          -------     -------
              Total interest income                        21,371      21,235
                                                          -------     -------

Interest expense:
   Deposits                                                 8,051       8,480
   Borrowings                                               3,919       3,620
                                                          -------     -------
               Total interest expense                      11,970      12,100
                                                          -------     -------
               Net interest income                          9,401       9,135
Provision for possible loan losses                            350         307
                                                          -------     -------
               Net interest income after
                   provision for possible loan losses       9,051       8,828
                                                          -------     -------

Other income:
   Trust and custodian fees                                   566         453
   Customer service fees                                      530         483
   Gain on sale of loans                                      604       1,114
   Other                                                      459         260
   Investment securities gains, net                           124          24
                                                          -------     -------
             Total other income                             2,283       2,334
                                                          -------     -------

Other expense:
   Salaries and employee benefits                           4,054       3,834
   Net occupancy expense                                      410         385
   Amortization of intangibles                                339         354
   Other                                                    2,374       2,421
                                                          -------     -------
              Total other expense                           7,177       6,994
                                                          -------     -------
   Income before income taxes                               4,157       4,168
   Provision for Federal income taxes                       1,316       1,360
                                                          -------     -------
Net income                                                $ 2,841     $ 2,808
                                                          =======     =======

Basic and diluted earnings per share                      $  0.36     $  0.35
                                                          =======     =======

Weighted average common shares outstanding:
     Basic                                                  7,881       7,964
                                                          =======     =======
     Diluted                                                7,893       7,969
                                                          =======     =======

Cash dividends per common share                           $ 0.140     $ 0.135
                                                          =======     =======

The accompanying notes are an integral part of the financial statements.

                                   BANCFIRST OHIO CORP.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (UNAUDITED)
                                  (DOLLARS IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   ----------------------
                                                                     1999          1998
                                                                   --------      --------
Cash flows from operating activities:
   Net income                                                      $  2,841      $  2,808
   Adjustments to reconcile net income to net cash
     provided by operations:
   Depreciation and amortization                                      1,315           685
   Provision for possible loan losses                                   350           307
   Gain on sale of assets                                              (728)       (1,138)
   Increase in interest receivable                                     (462)         (239)
   (Increase) in other assets                                          (698)         (827)
   Increase in interest payable                                          38           459
   Increase (decrease) in other liabilities                           1,154        (2,038)
   FHLB stock dividend                                                 (296)         (287)
                                                                   --------      --------
      Net cash provided by (used in) operating activities             3,514          (270)
                                                                   --------      --------

Cash flows from investing activities:
   Decrease in federal funds sold and short term investments            155            26
   Proceeds from maturities of securities held-to-maturity            1,860         1,802
   Proceeds from maturities and sales of securities
     available-for-sale                                              25,776        29,239
   Purchase of securities available-for-sale                        (18,179)      (32,125)
   Increase in loans, net                                           (31,241)      (31,649)
   Purchase of loans                                                     --       (18,837)
   Purchases of equipment and other assets                           (1,066)         (879)
   Proceeds from sale of loans                                       21,758        36,549
   Purchase of bank owned life insurance                                 --       (15,000)
                                                                   --------      --------
           Net cash used in investing activities                       (937)      (30,874)
                                                                   --------      --------

Cash flows from financing activities:
  Decrease in federal funds purchased                                    --       (10,000)
  Increase (decrease) in Federal Home Loan Bank advances
    and other borrowings                                             (6,500)       30,065
  Net increase (decrease) in deposits                                (1,038)       13,128
  Cash dividends paid                                                (1,102)       (1,076)
  Issuance (purchase) of stock, net                                  (1,010)          228
                                                                   --------      --------
           Net cash provided by (used in) financing activities       (9,650)       32,345
                                                                   --------      --------

           Net increase (decrease) in cash and due from banks        (7,073)        1,201

Cash and due from banks, beginning of period                         28,731        21,650
                                                                   --------      --------

Cash and due from banks, end of period                             $ 21,658      $ 22,851
                                                                   ========      ========

Supplemental cash flow disclosures:
   Income taxes paid                                               $     --      $  1,200
                                                                   ========      ========
   Interest paid                                                   $ 11,932      $ 11,641
                                                                   ========      ========

The accompanying notes are an integral part of the financial statements

                              BANCFIRST OHIO CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999 (UNAUDITED)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of BancFirst Ohio Corp. ("Company"), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998 for additional disclosures, including a summary of the Company's accounting policies. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 presentation.

1)       BASIS OF PRESENTATION:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

2)       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments and for hedging activities. The provisions of this statement will primarily impact the accounting for the Company's interest rate swap transactions which had a total notional amount of $50.6 million at March 31, 1999. The Company has not determined what impact this standard will have on its financial statements.

3)       SUBSEQUENT EVENTS

         On April 5, 1999, the Company acquired Chornyak & Associates, Inc., a full service financial planning company. In connection with this acquisition, the Company issued 82,000 common shares having a total value of approximately $2.1 million for all of the outstanding shares of Chornyak & Associates, Inc. This acquisition is being accounted for as a purchase transaction.

4)       COMPUTATION OF EARNINGS PER SHARE

         The computation of earnings per share is as follows:

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                              ------------------
                                                1999       1998
                                               ------     ------
                                     (In thousands, expect per share data)
Actual weighted average common
  shares outstanding                            7,881      7,964

Dilutive common stock equivalents:
   Stock options                                    6          1
   Bonus shares - Company match                     6          4
                                               ------     ------

Weighted average common shares
  outstanding adjusted for dilutive common
  stock equivalents                             7,893      7,969
                                               ======     ======

Net income                                     $2,841     $2,808
                                               ======     ======

Basic earnings per share                       $ 0.36     $ 0.35
                                               ======     ======

Diluted earnings per share                     $ 0.36     $ 0.35
                                               ======     ======

5)       COMPREHENSIVE INCOME

         The Company's comprehensive income, determined in accordance with SFAS No. 130, was $2,832 and $2,596 for the three months ended March 31, 1999 and 1998, respectively.

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

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its Banking Subsidiary operate); competition for the Company's customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates; prepayments of loans and securities; material unforeseen changes in the liquidity, results of operations, or other financial position of the Company's customers; and other risks detailed in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

BANCFIRST OHIO CORP.
SELECTED FINANCIAL DATA:
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             AT OR FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                              1999               1998
                                                           ----------         ----------
STATEMENT OF INCOME DATA
     Interest Income                                       $   21,371         $   21,235
     Interest expense                                          11,970             12,100
                                                           ----------         ----------
     Net interest income                                        9,401              9,135
     Provision for possible loan losses                           350                307
     Non-interest income                                        2,283              2,334
     Non-interest expense                                       7,177              6,994
                                                           ----------         ----------
     Income before income taxes                                 4,157              4,168
     Provision for Federal Income taxes                         1,316              1,360
                                                           ----------         ----------
     Net income                                            $    2,841         $    2,808
                                                           ==========         ==========

PER SHARE DATA:
     Basic earnings per share                              $     0.36         $     0.35
     Diluted earnings per share                                  0.36               0.35
     Dividends                                                   0.14              0.135
     Book value                                                 11.23              10.93
     Tangible book value                                         9.76               9.38

BALANCE SHEET DATA:
     Total assets                                          $1,175,380         $1,114,980
     Loans                                                    786,985            776,213
     Allowance for possible loan losses                         6,701              6,719
     Securities                                               318,216            272,593
     Deposits                                                 788,584            760,175
     Borrowings                                               290,250            259,514
     Shareholders' equity                                      88,255             87,081

PERFORMANCE RATIOS (1):
     Return on average assets                                    0.97%              1.04%
     Return on average equity                                   13.02              13.23
     Tangible return on average tangible equity                 16.50              17.11
     Net interest margin                                         3.51               3.64
     Interest rate spread                                        3.14               3.19
     Non-interest income to average assets                       0.74               0.86
     Non-interest expense to average assets                      2.35               2.46
     Efficiency ratio (2)                                       57.96              57.14

ASSET QUALITY RATIOS:
     Non-performing loans to total loans                         0.47%              0.36%
     Non-performing assets to total assets                       0.36               0.29
     Allowance for possible loan losses to total loans           0.85               0.87
     Allowance for possible loan losses to
      non-performing loans                                      181.4              238.9
     Net charge-offs to average loans (1)                        0.15               0.11

CAPITAL RATIOS:
     Shareholders' equity to total assets                        7.51%              7.81%
     Tier 1 capital to total assets                              6.57               6.80%
     Tier 1 capital to risk-weighted assets                     10.06              10.37%

(1)      Ratios are stated on an annualized basis.
(2) The efficiency ratio is equal to non-interest expense (excluding amortization expense) divided by net interest income on a fully tax equivalent basis plus non-interest income excluding gains on sales of securities.

OVERVIEW

                 The reported results of the Company primarily reflect the operations of the Company's bank subsidiary. The Company's results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the primary contributor to the Company's income is net interest income, which is defined as the difference between the interest the Company earns on interest-earning assets, such as loans and securities, and the interest the Company pays on interest-bearing liabilities, such as deposits and borrowings. The Company's operations are also affected by non-interest income, such as checking account and trust fees and gains from sales of loans. The Company's principal operating expenses, aside from interest expense, consist of salaries and employee benefits, occupancy costs, and other general and administrative expenses.

AVERAGE BALANCES AND YIELDS

                 The following table presents, for each of the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and percentage rates, and the net interest margin. Net interest margin is calculated on a fully tax equivalent basis ("FTE") by total interest-earning assets. The net interest margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. FTE income includes tax exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate. All average balances are daily average balances. Non-accruing loans are included in average loan balances.

                                                                 THREE MONTHS ENDED MARCH 31,
                                                        1999                                     1998
                                          ---------------------------------        ---------------------------------
                                           Average     Income/      Yield/          Average     Income/      Yield/
                                           Balance     Expenses    Rate (1)         Balance     Expenses    Rate (1)
                                          ----------   --------    --------        ----------   --------    --------
SECURITIES:
     Taxable                              $  294,713    $ 4,744      6.53%         $  245,186    $ 4,431      7.33%
     Tax-exempt                               32,673        633      7.86%             23,266        463      8.07
                                          ----------    -------                    ----------    -------
     Total securities                        327,386      5,377      6.66%            268,452      4,894      7.39

LOANS (2):
     Commercial                              339,845      7,802      9.31%            312,372      7,135      9.26
     Real Estate                             352,503      6,535      7.52%            371,332      7,345      8.02
     Consumer                                 92,070      1,873      8.25%             85,196      2,031      9.67
                                          ----------    -------                    ----------    -------
     Total loans                             784,418     16,210      8.38%            768,900     16,511      8.71

Federal funds sold                             2,065         23      4.52%                565          8      5.74
                                          ----------    -------                    ----------    -------

Total earning assets (3)                   1,113,869     21,610      7.87%          1,037,917     21,413      8.37

Non-interest earning assets                   68,675                                   57,508
                                          ----------                               ----------

Total assets                              $1,182,544                               $1,095,425
                                          ==========                               ==========

INTEREST-BEARING DEPOSITS:
     Demand and savings deposits             231,884      1,464      2.56%            209,673      1,515      2.93%
     Time deposits                           499,127      6,587      5.35%            494,060      6,965      5.72
                                          ----------    -------                    ----------    -------
     Total deposits                          731,011      8,051      4.47%            703,733      8,480      4.89

Borrowings                                   294,642      3,919      5.39%            244,640      3,620      6.00
                                          ----------    -------                    ----------    -------

Total Interest-bearing liabilities         1,025,653     11,970      4.73%            948,373     12,100      5.18

Non interest-bearing deposits                 61,376                                   49,206
                                          ----------                               ----------

Subtotal                                   1,087,029                                  997,579

Accrued expenses and other
  liabilities                                  7,016                                   11,743
                                          ----------                               ----------

Total liabilities                          1,094,045                                1,009,322

Shareholders' equity                          88,499                                   86,103
                                          ----------                               ----------

Total liabilities and shareholders'
  equity                                  $1,182,544                                1,095,425
                                          ==========                               ==========

Net interest income and interest
  rate spread (4)                                       $ 9,640      3.14%                       $ 9,313      3.19%
                                                        =======     =====                        =======     =====
Net interest margin (5)                                              3.51%                                    3.64%
                                                                    =====                                    =====

Average interest-earning assets to
  average interest-bearing liabilities                              108.6%                                   109.4%
                                                                    =====                                    =====

(1)      Calculated on an annualized basis.

(2)      Non-accrual loans are included in the average loan balances.

(3) Interest income is computed on a fully tax equivalent (FTE) basis, using a tax rate of 35% in 1999 and 1998.

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

                                                THREE MONTHS ENDED MARCH 31,
                                                       1999 VS. 1998
                                                       (IN THOUSANDS)
                                                    INCREASE (DECREASE)
                                              ---------------------------------

                                              ------        -------       -----
                                              VOLUME         RATE         TOTAL
                                              ------        -------       -----
Interest-earning assets:
Securities:
   Taxable                                    $  832        $  (519)      $ 313
   Non-taxable                                   183            (13)        170
                                              ------        -------       -----
             Total securities                  1,015           (532)        483
                                              ------        -------       -----

Loans:
   Commercial                                    631             36         667
   Real estate                                  (362)          (448)       (810)
   Consumer                                      155           (313)       (158)
                                              ------        -------       -----
             Total loans                         424           (725)       (301)
                                              ------        -------       -----
Federal funds sold                                17             (2)         15
                                              ------        -------       -----

Total interest-earning assets (1)              1,456         (1,259)        197
                                              ------        -------       -----

Interest-bearing liabilities:
Deposits:
   Demand and savings deposits                   151           (202)        (51)
   Time deposits                                  71           (449)       (378)
                                              ------        -------       -----
Total interest-bearing deposits                  222           (651)       (429)
Borrowings                                       690           (392)        298
                                              ------        -------       -----

Total interest-bearing liabilities               912         (1,043)       (131)
                                              ------        -------       -----

Net interest income                           $  544        $  (216)      $ 328
                                              ======        =======       =====

(1) Computed on a fully tax-equivalent basis, assuming a tax rate of 35%.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
1998

         Net Income. Net income for both the three months ended March 31, 1999 and 1998 was $2.8 million. Basic and diluted earnings per share in the first quarter of 1999 equaled $0.36, compared to $0.35 for the same period in 1998. Net interest income increased 2.9% in the three months ended March 31, 1999, as compared to the same period in 1998 while the provision for possible loan losses and non-interest expense increased 14.0% and 2.6%, respectively. Non-interest income decreased 2.2% from the comparative period. The Company's net interest margin decreased to 3.51% for the first quarter of 1999, compared to 3.64% for the same period in 1998. The decrease in non-interest income related primarily to lower levels of gains on sales of loans. Non-interest expense increased primarily due to increased personnel costs resulting from staff additions that occurred over the course of 1998. The Company's return on average assets and return on average equity were .97% and 13.02%, respectively, in the first quarter of 1999, compared to 1.04% and 13.23%, respectively, in the first quarter of 1998.

         Interest Income. Total interest income increased .6% to $21.4 million for the three months ended March 31, 1999, compared to $21.2 million for the first quarter of 1998. This increase was primarily attributed to a $76.0 million, or 7.3%, increase in average earning assets which was offset in part by a 50 basis point decrease in the average yield on interest-earning assets. The Company's yield on average loans decreased from 8.71% during the three months ended March 31, 1998 to 8.38% during the three months ended March 31, 1999. The decline in average yields has primarily resulted from the repayment and refinancing of higher yielding loans at lower rates. Yields on the investment portfolio decreased from 7.39% during the first quarter of 1998 to 6.66% during the first quarter of 1999. The yield on investments for the first quarter 1998 benefited approximately 20 basis points from $135,000 of additional accretion of discounts on mortgage-backed and other securities that resulted from prepayments. Further prepayments of loans and securities in the future could have an adverse effect on the Company's average yield on earning assets as well as the Company's net interest margin as a result of the prepayment of higher yielding assets that are replaced with lower yielding assets originated in the current interest rate environment.

         Interest Expense. Total interest expense decreased 1.1% to $12.0 million for the three months ended March 31, 1999, compared to $12.1 million for the three months ended March 31, 1998. Interest expense decreased due to a lower cost of funds balance during the first quarter of 1999, as compared to the same period in 1998. The decrease in interest expense resulting from a lower cost of funds was partially offset by a higher average balance of interest-bearing liabilities in the first quarter in 1999 which increased $77.3 million, or 8.1%, from the first quarter in 1998.

         The Company's cost of funds increased to 4.73% in the three months ended March 31, 1998 compared to 5.18% in the same period of 1998. The cost of funds benefited from the repricing of maturing certificates of deposit at lower rates, interest rate reductions on demand and savings deposits and the repayment and refinancing of higher rate FHLB advances in December, 1998.

         Provision for Possible Loan Losses. The provision for possible loan losses was $350,000 for the three months ended March 31, 1999, compared to $307,000 in the first quarter of 1998. The provision for possible loan losses was considered sufficient by management for maintaining an adequate allowance for possible loan losses. Management's estimate of the adequacy of its allowance for possible loan losses is based upon its continuing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix and selected credits are factors that affect judgments concerning the adequacy of the allowance. See Asset Quality.

         Non-Interest Income. The following table sets forth the Company's non-interest income for the periods indicated:

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                         -----------------------
                                                          1999             1998
                                                         ------           ------
Trust and custodian fees                                 $  566           $  453
Customer service fees                                       530              483
Investment securities gains                                 124               24
Gains on sales of loans                                     604            1,114
Other                                                       459              260
                                                         ------           ------
       Total                                             $2,283           $2,334
                                                         ======           ======

         Total non-interest income decreased $51,000 for the three months ended March 31,1999, compared to the same period a year ago. This decrease was attributed to a $510,000 decrease in gains on sales of loans, offset in part by increases in fee income. During the first quarter of 1999, the Company sold approximately $4.4 million of the guaranteed portion of loans originated under the SBA and other government guarantee programs compared to $6.0 million in the first quarter of 1998, realizing gains of $342,000 in 1999, compared to gains of $613,000 in 1998. In addition, the Company sold $16.7 million of residential mortgage loans during the first quarter of 1999, realizing gains of $262,000 compared to gains of $501,000 in the first quarter of 1998 on sales of loans totaling $29.4 million.

         Customer service fees, representing service charges on deposits and fees from other banking services, increased 9.7% in the first quarter of 1999, to $530,000, from $483,000 in the first quarter of 1998. Trust income increased 24.9% to $566,000 in the first quarter of 1999, from $453,000 in the first quarter of 1998. Growth in trust and custodian fees resulted primarily from higher asset values. The $199,000 increase in other income to $459,000 in the first quarter of 1999 compared to $260,000 in the first quarter of 1998 resulted from higher earnings on bank owned life insurance (purchased in January 1998) and higher servicing income due to increased levels of serviced loans as well as a lower level of amortization of servicing assets.

         Non-Interest Expense. The following table sets forth the Company's non-interest expense for the periods indicated:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             -------------------
                                                              1999         1998
                                                             ------       ------
                                                               (IN THOUSANDS)
Salaries and employee benefits                               $4,054       $3,834
Net occupancy expense                                           410          385
Furniture, fixtures and equipment                               223          207
Data processing                                                 312          341
Taxes other than income taxes                                   244          217
Federal deposit insurance                                        69           71
Amortization of goodwill and other intangibles                  339          354
Other                                                         1,526        1,585
                                                             ------       ------
          Total                                              $7,177       $6,994
                                                             ======       ======

         Total non-interest expense increased $183,000 to $7.2 million in the three months ended March 31, 1999, compared to $7.0 million in the three months ended March 31, 1998. This increase generally resulted from expansion of the Company's operating activities and addition of loan production personnel, which was partially offset by efficiencies achieved from the merger of the Company's banking subsidiaries under a single bank charter in May 1998.

         Salaries and employee benefits increased 5.7% to $4.1 million and represented approximately 59.3% of total operating expenses (non-interest expense less amortization of intangibles) in the three months ended March 31, 1999 compared to 57.7% in the first quarter of 1998. The average full time equivalent staff increased 1.8% from 379 in 1998 to 386 in 1998.

         Net occupancy expense increased to $410,000 in the first quarter of 1999 from $385,000 in the first quarter of 1998. This increase resulted from higher costs associated with new branch facilities opened and acquired in the fourth quarter of 1998.

         Furniture, fixtures and equipment expense increased $16,000, for the first quarter of 1999. The increase in furniture and equipment expense was due principally to higher depreciation and maintenance costs.

         Data processing expense decreased $29,000, or 8.5%, for the first quarter of 1999. Lower costs in 1999 resulted from efficiencies and cost reductions achieved from data processing systems conversions in 1998.

         Taxes other than income taxes increased $27,000, for the first quarter of 1999 compared to the first quarter of 1998. The 1998 results included the recognition of credits for overpayment of taxes in prior years.

         Federal deposit insurance expense decreased $2,000 to $69,000 in 1999 from $71,000 in the first quarter of 1998.

         Amortization of goodwill and other intangible assets resulting from the application of purchase accounting in connection with the County Savings Bank acquisition totaled $318,000 during the first quarter of 1999 compared to $348,000 in the first quarter of 1998.

         Other non-interest expenses decreased 3.7% to $1.5 million during the first quarter of 1999 compared to $1.6 million in the first quarter of 1998. Other operating costs decreased during the first quarter of 1999 primarily as a result of efficiencies achieved from the May 16, 1998 merger of the Company's banking subsidiaries under a single bank charter.

         The efficiency ratio is one method used in the banking industry to assess profitability. It is defined as non-interest expense less amortization expense divided by the net revenue stream, which is the sum of net interest income on a tax-equivalent basis and non-interest income excluding net investment securities gains or losses. The Company's efficiency ratio was 58.0% for the first quarter of 1999, compared to 57.1% for the comparable period in 1998. Controlling costs and improving productivity, as measured by the efficiency ratio, is considered by management a primary factor in enhancing performance. While increases in operating expense levels have been modest in 1999, increases in net interest income and other fee income have also been modest and continue to be affected by the relatively low interest rate environment, flat yield curve and competitive pressures.

         Provision for Income Taxes. The Company's provision for Federal income taxes was $1.3 million, or 31.7% of pretax income, for the three months ended March 31, 1999 compared to $1.4 million, or 32.6% of pretax income, for the three months ended March 31, 1998. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans, the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense, and earnings on bank owned life insurance.


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

         Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as "other real estate owned" until such time as it is sold or otherwise disposed of. The Company owned $545,000 of such property at March 31, 1999 compared to $607,000 at December 31, 1998 and $457,000 at March 31, 1998.

         Non-performing loans totaled $3.7 million, or 0.47% of total loans, at March 31, 1999, compared to $3.7 million, or .48% of total loans at year end 1998 and $2.8 million, or 0.36% of total loans, at March 31, 1998. Non-performing assets totaled $4.2 million, or 0.36% of total assets at March 31, 1999, compared to $4.3 million, or 0.37% of total assets, at December 31, 1998 and $3.3 million, or .29% of total assets at March 31, 1998. The increase in non-performing loans from March 31, 1998 resulted equally from increases in non-performing single family residential mortgage loans and commercial loans. The following is an analysis of the composition of non-performing assets:

                                          MARCH 31,  DECEMBER 31,  MARCH 31,
                                            1999        1998         1998
                                          ---------  ------------  ---------
                                                 (DOLLARS IN THOUSANDS)
Non-accrual                                 $1,195      $1,294      $1,295
Accruing loans 90 days or more past due      2,500       2,432       1,517
                                            ------      ------      ------
Total non-performing loans                   3,695       3,726       2,812
Other real estate owned                        545         607         457
                                            ------      ------      ------
Total non-performing assets                 $4,240      $4,333      $3,269
                                            ======      ======      ======

Non-performing loans to total loans           0.47%       0.48%       0.36%
Non-performing assets to total assets         0.36%       0.37%       0.29%

         One loan with an outstanding principal balance of $2.9 million at March 31, 1999 and collateralized by a first mortgage on a nursing home facility is not included in the totals in the table above. This loan was 30 days delinquent at March 31, 1999 and 60 days delinquent at April 30, 1999. Management is in the process of working out arrangements with a third party who will operate the facility and assume the existing first mortgage indebtedness. Management believes that any loss that may result from the ultimate resolution of this credit is adequately covered by the specific allocation of the Company's allowance for possible loan losses to this loan at March 31, 1999.

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

         The following table summarizes the Company's loan loss experience, and provides a breakdown of the charge-off, recovery and other activity for the periods indicated.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     ----------------------
                                                       1999          1998
                                                     --------      --------
                                                     (DOLLARS IN THOUSANDS)
Balance at beginning of period                       $  6,643      $  6,617
Provision charged to expense                              350           307
Loans charged-off                                        (441)         (384)
Recoveries of loans previously charged-off                149           179
                                                     --------      --------
Balance at end of period                             $  6,701      $  6,719
                                                     ========      ========

Loans outstanding at end of period                   $786,985      $776,213
Average loans outstanding                             784,418       768,900
Allowance as a percent of loans outstanding              0.85%         0.87%
Net charge-offs to average loans (annualized)            0.15%         0.11%
Allowance for possible loans losses to non-
performing loans                                        181.4%        238.9%

         The allowance for possible loan losses totaled $6.7 million at March 31, 1999, representing .85% of total loans, compared to $6.7 million at March 31, 1998, or .87% of total loans. Charge-offs represent the amount of loans actually removed as earning assets from the balance sheet due to uncollectibility. Amounts recovered on previously charged-off assets are netted against charge-offs, resulting in net charge-offs for the period. Net loan charge-offs for the three months ended March 31, 1999 were $292,000, compared to net charge-offs of $205,000 for the same period in 1998.

Charge-offs have been made in accordance with the Company's standard policy and have occurred primarily in the commercial and consumer loan portfolios.

         The allowance for possible loan losses as a percentage of non-performing loans ("coverage ratio"), was 181.4% at March 31, 1999, compared to 238.9% at March 31, 1998. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the adequacy of the allowance by management. Total non-performing loans as a percentage of total loans remained a relatively low 0.47% of total loans at March 31, 1999.

COMPARISON OF MARCH 31, 1999 AND DECEMBER 31, 1998 FINANCIAL CONDITION

         Total assets amounted to $1.18 billion at March 31, 1999, a decrease of $5.6 million, or .5%, from December 31, 1998.

         Total investment securities decreased by $9.4 million to $318.2 million. The Company's general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its investment securities as available-for-sale. At March 31, 1999, 92.2% of the total investment portfolio was classified as available-for-sale, while those securities which the Company intends to hold to maturity represented the remaining 7.8%. This compares to 91.9% and 8.1% classified as available-for-sale and held to maturity, respectively, at December 31, 1998.

         Total loans increased $9.9 million to $787.0 million at March 31, 1999. This increase reflects the Company's continued emphasis on increasing the loan portfolio in order to improve overall earning asset yields.

         Premises and equipment increased from $12.9 million at December 31, 1998 to $13.5 million at March 31, 1999, the increase relating primarily to the construction of a new branch facility located in New Albany, Ohio.

         Other assets increased from $21.7 million at December 31, 1998 to $22.1 million at March 31, 1999 primarily as a result of increases in the cash surrender value of bank owned life insurance.

         Total deposits decreased to $788.6 million at March 31, 1999 from $789.6 million at December 31, 1998. The Company continues to emphasize growth in its existing retail deposit base provided incremental deposit growth is cost effective compared to alternative funding sources. Total interest-bearing deposits accounted for 92.6% of total deposits at March 31, 1999, compared to 91.7% at December 31, 1998.

         Total borrowings decreased $6.5 million to $290.3 million at March 31, 1999, compared to $296.8 million at December 31, 1998.


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

         The Company's principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB as well as other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. The investment portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $293.5 million were classified as available-for-sale as of March 31, 1999, representing 92.2% of the total investment portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity.

         The Company's bank subsidiary is a member of the FHLB. Membership provides an opportunity to control the bank's cost of funds by providing alternative funding sources, to provide flexibility in the management of interest rate risk through the wide range of available funding sources, to manage liquidity via immediate access to such funds, and to provide flexibility through utilization of customized funding products to fund various loan and investment products and strategies.

         The Company obtained a $15 million term loan with a financial institution in order to partially fund the acquisition of County Savings Bank. This loan had an outstanding balance of $6.3 million at March 31, 1999. Under the terms of the loan agreement, the Company is required to make quarterly interest payments and annual principal payments, based on a ten year amortization, which commenced in February 1998. The unpaid loan balance is due in full September 1, 2003. The loan agreement also contains certain financial covenants all of which the Company was in compliance with at March 31, 1999.

         Shareholders' equity at March 31, 1999 was $88.3 million, compared to prior year-end shareholders' equity of $87.5 million, an increase of $720,000. This increase resulted primarily from the retention of earnings (net of dividends paid) offset by purchases of treasury stock (net) totaling $1.0 million.

         Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At March 31, 1999, the Company had a total risk-based capital ratio of 10.94%, of which 10.06% consisted of Tier 1 capital. The leverage ratio for the Company at March 31, 1999, was 6.57%.

         Cash dividends declared to shareholders of the Company totaled $1.1 million, or $0.14 per share, during the first three months of 1999. This compares to dividends of $1.1 million, or $0.135 per share, for the same period in 1998. Cash dividends paid as a percentage of net income amounted to 38.8% and 38.3% for the three months ended March 31, 1999 and 1998, respectively.

         In April 1999 the Company issued 82,000 common shares in connection with the acquisition of a full service financial planning company. The Company also entered into a five year employment agreement with the sole shareholder of the acquired company. Under the terms of such agreement, the Company granted this individual an option to purchase up to 30,000 common shares, subject to a four year vesting schedule.

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

         The Company has conducted a review of its data processing systems to ensure that all data processing applications are Year 2000 compliant. This review project has seven phases: 1) identify applications; 2) assign primary responsibility; 3) contact vendors for certification; 4) determine testing plan and perform test procedures; 5) determine impact of non compliance; 6) correct non compliance situations; and 7) develop contingency plan. Testing of all critical systems has been substantially completed. Contingency plans are being developed and are expected to be completed by the end of June 1999. Based on its assessment at this time, management does not anticipate any disruption in the Company's operations as a result of the Year 2000 Issue.

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

                                    BancFirst Ohio Corp.
                                    (Registrant)

Date     May 14, 1999               (Signed) /s/ Gary N. Fields
         -------------------        -----------------------------------------
                                    Gary N. Fields
                                    President and
                                    Chief Executive Officer


Date     May 14, 1999               (Signed) /s/ Kim M. Taylor
         -------------------        -----------------------------------------
                                    Kim M. Taylor
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)