Form 10-Q
period 1999-06-30
BANCFIRST OHIO CORP
filed 1999-08-13
CIK 868572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                 Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                                          Outstanding as of August 10, 1999
-----                                          ---------------------------------
Common Stock, No Par Value                                 7,706,709

                                      INDEX
                              BANCFIRST OHIO CORP.

PART I.  FINANCIAL INFORMATION                                                    PAGE NO.
                                                                                  --------
         Item 1. Financial Statements

                 Consolidated Balance Sheet.....................................      3

                 Consolidated Statement of Income...............................      4

                 Consolidated Statement of Cash Flows...........................      5

                 Notes to Consolidated Financial Statements.....................     6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations............................................     8-21

PART II. OTHER INFORMATION

         Other Information......................................................     22

         Item 1. Legal Proceedings
         Item 2. Changes in Securities
         Item 3. Defaults upon Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K
                    (a) Exhibits on Item 601 of Regulation S-K
                    (b) Exhibit 27: Financial Data Schedule
                    (c) Reports on Form 8-K


Signatures......................................................................     23

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                              BANCFIRST OHIO CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                ASSETS:                           JUNE 30, 1999      DEC. 31, 1998
                                                                  -------------      -------------
Cash and due from banks                                            $    23,775        $    28,731
Federal Funds sold                                                         251                469
Securities held-to-maturity, at amortized cost
    (approximate fair value of $22,956 and
    $26,809 in 1999 and 1998, respectively)                             23,002             26,518
Securities available-for-sale, at fair value                           298,007            301,097
                                                                   -----------        -----------
          Total securities                                             321,009            327,615
                                                                   -----------        -----------
  Loans, net of unearned income                                        804,398            777,063
  Allowance for possible loan losses                                    (6,873)            (6,643)
                                                                   -----------        -----------
          Net loans                                                    797,525            770,420
                                                                   -----------        -----------
Bank premises and equipment, net                                        14,422             12,863
  Accrued interest receivable                                            7,378              7,278
  Intangible assets                                                     13,284             11,898
  Other assets                                                          23,773             21,737
                                                                   -----------        -----------
          Total assets                                             $ 1,201,417        $ 1,181,011
                                                                   ===========        ===========

                             LIABILITIES:
Deposits:
          Non-interest-bearing deposits                            $    58,492        $    65,588
          Interest-bearing deposits                                    742,646            724,034
                                                                   -----------        -----------
            Total deposits                                             801,138            789,622
                                                                   -----------        -----------
Federal funds purchased                                                     --                 --
Federal Home Loan Bank advances and other borrowings                   307,250            296,750
Accrued interest payable                                                 2,391              2,510
Other liabilities                                                        4,838              4,594
                                                                   -----------        -----------
          Total liabilities                                          1,115,617          1,093,476
                                                                   -----------        -----------

                         SHAREHOLDERS' EQUITY:

Common stock, no par or stated value, 20,000,000 shares
  authorized, 8,162,467 and 8,076,488 shares issued in 1999
  and 1998, respectively                                                66,280             64,096
Retained earnings                                                       31,627             27,892
Accumulated other comprehensive income - unrealized
  holding losses on securities available for sale, net                  (3,713)              (440)
Treasury stock, 348,905 and 180,458 shares, at cost, in 1999
  and 1998, respectively                                                (8,394)            (4,013)
                                                                   -----------        -----------
Total shareholders' equity                                              85,800             87,535
                                                                   -----------        -----------
          Total liabilities and shareholders' equity               $ 1,201,417        $ 1,181,011
                                                                   ===========        ===========

The accompanying notes are an integral part of the financial statements.

                              BANCFIRST OHIO CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                               JUNE 30,                   JUNE 30,
                                                        ---------------------       ---------------------
                                                          1999          1998          1999          1998
                                                        -------       -------       -------       -------
Interest Income:
  Interest and fees on loans                            $16,425       $16,690       $32,617       $33,182
  Interest and dividends on securities:
     Taxable                                              4,864         4,347         9,608         8,778
     Tax-exempt                                             451           327           863           633
  Other interest income                                       4            65            27            71
                                                        -------       -------       -------       -------
          Total interest income                          21,744        21,429        43,115        42,664
                                                        -------       -------       -------       -------
Interest expense:
  Deposits                                                7,879         8,603        15,930        17,083
  Borrowings                                              4,126         3,802         8,045         7,422
                                                        -------       -------       -------       -------
          Total interest expense                         12,005        12,405        23,975        24,505
                                                        -------       -------       -------       -------
          Net interest income                             9,739         9,024        19,140        18,159
  Provision for possible loan losses                        375           318           725           625
                                                        -------       -------       -------       -------
          Net interest income after provision for
            possible loan losses                          9,364         8,706        18,415        17,534
                                                        -------       -------       -------       -------

Other income:
  Trust and custodian fees                                  610           566         1,176         1,019
  Customer service fees                                     549           511         1,079           994
  Gain on sale of loans                                     653         1,023         1,257         2,137
  Other                                                     767           623         1,226           883
  Investment securities gains, net                          172            --           296            24
                                                        -------       -------       -------       -------
          Total other income                              2,751         2,723         5,034         5,057
                                                        -------       -------       -------       -------

Non-interest expense:
  Salaries and employee benefits                          4,206         4,239         8,260         8,073
  Net occupancy expense                                     388           384           798           769
  Amortization of intangibles                               363           354           702           708
  Other                                                   2,627         3,272         5,001         5,693
                                                        -------       -------       -------       -------
          Total non-interest expense                      7,584         8,249        14,761        15,243
                                                        -------       -------       -------       -------
  Income before income taxes                              4,531         3,180         8,688         7,348
  Provision for Federal income taxes                      1,440           953         2,756         2,313
                                                        -------       -------       -------       -------
          Net income                                    $ 3,091       $ 2,227       $ 5,932       $ 5,035
                                                        =======       =======       =======       =======

Basic and diluted earnings per share                    $  0.39       $  0.28       $  0.75       $  0.63
                                                        =======       =======       =======       =======

Weighted average common shares outstanding:
          Basic                                           7,888         7,974         7,884         7,969
                                                        =======       =======       =======       =======
          Diluted                                         7,896         7,984         7,894         7,977
                                                        =======       =======       =======       =======
Cash dividends per common share                         $ 0.140       $ 0.135       $ 0.280       $ 0.270
                                                        =======       =======       =======       =======


The accompanying notes are an integral part of the financial statements.

                              BANCFIRST OHIO CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30
                                                                             --------------------------
                                                                               1999             1998
                                                                             ---------        ---------
Cash flows from operating activities:
  Net income                                                                 $   5,932        $   5,035
  Adjustment to reconcile net income to net cash
    provided by operations:
  Depreciation and amortization                                                  2,968            2,482
  Provision for possible loan losses                                               725              625
  Gain on sale of assets                                                        (1,553)          (2,161)
  Increase in interest receivable                                                 (100)            (171)
  Decrease (increase) in other assets                                           (2,728)            (952)
  Increase (decrease) in interest payable                                         (119)             294
  Decrease in other liabilities                                                  1,942           (4,972)
  FHLB stock dividend                                                             (514)            (566)
                                                                             ---------        ---------
          Net cash provided by (used in) operating activities                    6,553             (386)
                                                                             ---------        ---------

Cash flows from investing activities:
  Increase (decrease) in federal funds sold and short term investments             218           (4,434)
  Proceeds from maturities of securities held-to-maturity                        3,597            6,489
  Proceeds from maturities and sales of securities available-for-sale           68,759           37,601
  Purchase of securities available-for-sale                                    (70,611)        (102,138)
  Increase in loans, net                                                       (70,027)         (51,631)
  Purchase of loans                                                                 --          (18,837)
  Purchases of equipment and other assets                                       (2,353)          (2,448)
  Proceeds from sale of loans                                                   43,336           68,076
  Acquisition of Chornyak and Associates, Inc.                                  (2,050)              --
  Purchase of bank owned life insurance                                             --          (15,000)
                                                                             ---------        ---------
          Net cash used in investing activities                                (29,131)         (82,322)
                                                                             ---------        ---------

Cash flows from financing activities:
  Decrease in federal funds purchased                                               --          (12,300)
  Increase in Federal Home Loan Bank advances and other borrowings              10,500           80,252
  Net increase in deposits                                                      11,516           25,634
  Cash dividends paid                                                           (2,197)          (2,156)
  Issuance (purchase) of stock, net                                             (2,197)              60
                                                                             ---------        ---------
          Net cash provided by financing activities                             17,622           91,490
                                                                             ---------        ---------

          Net increase (decrease) in cash and due from banks                    (4,956)           8,782

Cash and due from banks, beginning of period                                    28,731           21,650
                                                                             ---------        ---------

Cash and due from banks, end of period                                       $  23,775        $  30,432
                                                                             =========        =========

     The accompanying notes are an integral part of the financial statements

                              BANCFIRST OHIO CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999 (UNAUDITED)


The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of BancFirst Ohio Corp. ("Company"), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998 for additional disclosures, including a summary of the Company's accounting policies. The results of operations for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

1)       BASIS OF PRESENTATION:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The First National Bank of Zanesville ("FNB"). All significant intercompany transactions and accounts have been eliminated in consolidation.

2)       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The provisions of this statement will primarily impact the accounting for the Company's interest rate swap transactions which had a total notional amount of $50.6 million at June 30, 1999. The effective date of this statement has been delayed to fiscal years beginning after June 15, 2000. The Company has not determined what impact this standard will have on its financial statements.

3)       ACQUISITION

         On April 5, 1999, the Company acquired Chornyak & Associates, Inc., ("Chornyak") a full service financial planning company. In connection with this acquisition the Company issued 82,000 common shares having a total value of approximately $2.1 million in exchange for all of the outstanding shares of Chornyak. This acquisition is being accounted for as a purchase transaction. Joseph A. Chornyak has entered into an employment agreement whereby he will continue to serve as president of Chornyak. The employment agreement will expire in 2004. In connection with his employment, the Company granted Mr. Chornyak options to purchase an aggregate of 30,000 shares of the Company's common stock at exercise prices ranging from $25.00 to $31.00, subject to a four year vesting schedule.

4)       COMPUTATION OF EARNINGS PER SHARE

         The computation of earnings per share is as follows.


                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                             JUNE 30,                   JUNE 30,
                                                        -------------------       -------------------
                                                         1999         1998         1999         1998
                                                        ------       ------       ------       ------
                                                           (In thousands, except per share amounts)
Actual weighted average common shares outstanding        7,888        7,974        7,884        7,969

Dilutive common stock equivalents:
  Stock options                                              2            6            4            4
  Bonus shares - Company match                               6            4            6            4
                                                        ------       ------       ------       ------

Weighted average common shares outstanding
  adjusted for dilutive common stock equivalents         7,896        7,984        7,894        7,977
                                                        ------       ------       ------       ------

Net income                                              $3,091       $2,227       $5,932       $5,035
                                                        ------       ------       ------       ------

Basic earnings per share                                $ 0.39       $ 0.28       $ 0.75       $ 0.63
                                                        ------       ------       ------       ------

Diluted earnings per share                              $ 0.39       $ 0.28       $ 0.75       $ 0.63
                                                        ------       ------       ------       ------


5)       COMPREHENSIVE INCOME

         The Company's comprehensive income (loss), determined in accordance with SFAS No. 130, was $(173,000) and $2,040,000 for the three months ended June 30, 1999 and 1998, respectively, and $2,659,000 and $4,636,000 for the six months ended June 30, 1999 and 1998, respectively.

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

BANCFIRST OHIO CORP.
SELECTED FINANCIAL DATA:
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             AT OR FOR THE THREE MONTHS              AT OR FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,                          ENDED JUNE 30,
                                                              1999                 1998                1999             1998
                                                          -------------        -------------        ----------       ----------
STATEMENT OF INCOME DATA:
  Interest Income                                         $      21,744        $      21,429        $   43,115       $   42,664
  Interest expense                                               12,005               12,405            23,975           24,505
                                                          -------------        -------------        ----------       ----------
  Net interest income                                             9,739                9,024            19,140           18,159
  Provision for possible loan losses                                375                  318               725              625
  Non-interest income                                             2,751                2,723             5,034            5,057
  Non-interest expense                                            7,584                8,249            14,761           15,243
                                                          -------------        -------------        ----------       ----------
  Income before income taxes                                      4,531                3,180             8,688            7,348
  Provision for Federal Income taxes                              1,440                  953             2,756            2,313
                                                          -------------        -------------        ----------       ----------
  Net income                                              $       3,091        $       2,227        $    5,932       $    5,035
                                                          =============        =============        ==========       ==========

PER SHARE DATA:
  Basic earnings per share                                $        0.39        $        0.28        $     0.75       $     0.63
  Diluted earnings per share                                       0.39                 0.28              0.75             0.63
  Dividends                                                        0.14                 0.14              0.28             0.27
  Book value                                                      10.98                11.03               N/A              N/A
  Tangible book value                                              9.28                 9.52               N/A              N/A

BALANCE SHEET DATA:
  Total assets                                            $   1,201,417        $   1,173,066               N/A              N/A
  Loans                                                         804,398              764,564               N/A              N/A
  Allowance for possible loan losses                              6,873                6,662               N/A              N/A
  Securities                                                    321,009              329,341               N/A              N/A
  Deposits                                                      801,138              772,681               N/A              N/A
  Borrowings                                                    307,250              307,401               N/A              N/A
  Shareholders' equity                                           85,800               87,873               N/A              N/A

PERFORMANCE RATIOS (1):
  Return on average assets                                         1.03%                0.81%             1.00%            0.92%
  Return on average equity                                        13.86                10.17             13.45            11.67
  Tangible return on average tangible equity                      17.81                13.40             17.18            15.24
  Net interest margin                                              3.54                 3.54              3.53             3.59
  Interest rate spread                                             3.18                 3.12              3.16             3.16
  Non-interest income to average assets                            0.92                 0.99              0.85             0.93
  Non interest expense to average assets (1)                       2.41                 2.43              2.38             2.44
  Efficiency Ratio (2)                                            57.41                55.93             57.67            56.52

ASSET QUALITY RATIOS:
  Non-performing loans to total loans                              0.39%                0.37%              N/A              N/A
  Non-performing assets to total assets                            0.36                 0.28               N/A              N/A
  Allowance for possible loan losses to total loans                0.85                 0.87               N/A              N/A
  Allowance for possible loan losses to
   non-performing loans                                           218.1                237.6               N/A              N/A
  Net charge-offs to average loans                                 0.10                 0.20              0.13%            0.15%

CAPITAL RATIOS:
  Shareholders' equity to total assets                             7.14%                7.49%              N/A              N/A
  Tier 1 capital to average total assets                           6.40                 6.88               N/A              N/A
  Tier 1 capital to risk-weighted assets                           9.49                10.44               N/A              N/A

(1) Excludes non-recurring expenses totaling $1,222 in the three month and six month periods ended June 30, 1998 and amortization expense.

(2) The efficiency ratio is equal to non-interest expense (excluding amortization and non-recurring expenses) divided by net interest income on a fully tax equivalent basis plus non-interest income excluding gains on sales of securities.

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

On April 5, 1999 the Company acquired Chornyak, a full service financial planning company. Chornyak provides comprehensive financial planning services to its clients and receives fees for these services either directly from, or in the form of commissions earned from handling and processing investment transactions for, its clients. This acquistion was accounted for as a purchase transaction and, accordingly, the results of Chornyak are included in the Company's results of operations from the date of acquisition.

AVERAGE BALANCES AND YIELDS

The following tables present, for each of the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and percentage rates, and the net interest margin. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis ("FTE"), by total interest-earning assets. The net interest margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. FTE income includes tax exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate. All average balances are daily average balances. Non-accruing loans are included in average loan balances.

                                         THREE MONTHS ENDED JUNE 30,                         SIX MONTHS ENDED JUNE 30,
                                     1999                          1998                          1999                 1998
                        ----------------------------------------------------------  ----------------------------------------
                                         (Dollars in Thousands)                              (Dollars in Thousands)
                           Average  Income/  Yield/      Average  Income/  Yield/      Average  Income/  Yield/      Average
                           Balance  Expense  Rate(1)     Balance  Expense  Rate(1)     Balance  Expense  Rate(1)     Balance
                        ----------------------------------------------------------  ----------------------------------------
Securities:
  Taxable               $  298,315  $ 4,864   6.54%   $  249,787  $ 4,347   6.98%   $  296,524  $ 9,608   6.53%   $  247,499
  Tax exempt                34,392      695   8.11        25,800      496   7.71        33,537    1,328   7.99        24,540
                        ----------  -------           ----------  -------           ----------  -------           ----------
  Total securities         332,707    5,559   6.70       275,587    4,843   7.05       330,061   10,936   6.68       272,039
Loans (2):
  Commercial               369,404    8,223   8.93       311,700    7,395   9.52       354,706   16,025   9.11       312,034
  Real Estate              335,252    6,339   7.58       354,795    7,011   7.93       343,830   12,874   7.55       363,018
  Consumer                  95,286    1,880   7.91        96,665    2,301   9.55        93,687    3,753   8.08        90,962
                        ----------  -------           ----------  -------           ----------  -------           ----------
  Total loans              799,942   16,442   8.24       763,160   16,707   8.78       792,223   32,652   8.31       766,014
Federal funds sold             285        4   5.63         5,070       63   4.98         1,170       27   4.65         2,830
                                                      ----------  -------           ----------  -------           ----------
  Total earning
   assets (3)            1,132,934   22,005   7.79%    1,043,817   21,613   8.31%    1,123,454   43,615   7.83     1,040,883
                        ----------  -------           ----------  -------           ----------  -------           ----------
  Non-interest
   earning assets           68,595                        58,749                        68,635                        58,132
                        ----------                    ----------                    ----------                    ----------
Total assets            $1,201,529                    $1,102,566                    $1,192,089                    $1,099,015
                        ==========                    ==========                    ==========                    ==========
Interest-bearing
 deposits:
  Demand and
   savings deposits     $  225,473  $ 1,322   2.35%   $  209,434  $ 1,538   2.95%   $  228,661  $ 2,786   2.46%   $  209,553
  Time deposits            503,919    6,557   5.22       491,465    7,065   5.77       501,536   13,144   5.28       492,755
                        ----------  -------           ----------  -------           ----------  -------           ----------
  Total deposits           729,392    7,879   4.33       700,899    8,603   4.92       730,197   15,930   4.40       702,308
Borrowings                 314,864    4,126   5.26       257,336    3,801   5.92       304,809    8,045   5.32       251,023
                        ----------  -------           ----------  -------           ----------  -------           ----------
  Total interest-
   bearing liabilities   1,044,256   12,005   4.61%      958,235   12,404   5.19%    1,035,006   23,975   4.67%      953,331
                                    -------                       -------                       -------
  Non-interest-
   bearing deposits         60,771                        53,868                        61,072                        51,550
                        ----------                    ----------                    ----------                    ----------
  Subtotal               1,105,027                     1,012,103                     1,096,078                     1,004,881
Accrued expenses
 and other liabilities       7,074                         2,615                         7,045                         7,154
                        ----------                    ----------                    ----------                    ----------
  Total liabilities      1,112,101                     1,014,718                     1,103,123                     1,012,035

  Shareholders' equity      89,428                        87,847                        88,966                        86,980
                        ----------                    ----------                    ----------                    ----------
Total  liabilities
 and shareholders'
  equity                $1,201,529                    $1,102,566                    $1,192,089                    $1,099,015
                        ==========                    ==========                    ==========                    ==========
Net interest income
 and interest rate
  spread (4)                        $10,000   3.18%               $ 9,209   3.12%               $19,640   3.16%
                                    =======  =====                =======  =====                =======  =====
Net interest margin (5)                       3.54%                         3.54%                         3.53%
                                             =====                         =====                         =====
Average interest-
 earning assets to
 average interest-
 bearing liabilities                         108.5%                        108.9%                        108.5%

                              SIX MONTHS ENDED JUNE 30,
                                       1998
                              ------------------------
                               (Dollars in Thousands)
                              Income/          Yield/
                              Expense          Rate(1)
                              ------------------------
Securities:
  Taxable                     $ 8,778             7.15%
  Tax exempt                      959             7.88
                              -------
  Total securities              9,737             7.22
Loans (2):
  Commercial                   14,530             9.39
  Real Estate                  14,356             7.97
  Consumer                      4,332             9.60
                              -------
  Total loans                  33,218             8.74
Federal funds sold                 71             5.06
                              -------
  Total earning
   assets (3)                  43,026             8.34%
                              -------
  Non-interest
   earning assets
Total assets
Interest-bearing
 deposits:
  Demand and
   savings deposits           $ 3,053             2.94%
  Time deposits                14,031             5.74
                              -------
  Total deposits               17,084             4.91
Borrowings                      7,422             5.96
                              -------
  Total interest-
   bearing liabilities         24,506             5.18%
                              -------
  Non-interest-
   bearing deposits
  Subtotal
Accrued expenses
 and other liabilities
  Total liabilities
  Shareholders' equity
Total  liabilities
 and shareholders'
  equity
Net interest income
 and interest rate
  spread (4)                  $18,520             3.16%
                              =======            =====
Net interest margin (5)                           3.59%
                                                 =====
Average interest-
 earning assets to
 average interest-
 bearing liabilities                             109.2%

(1)      Calculated on an annualized basis.

(2)      Non-accrual loans are included in the average loan balances.

(3) Interest income is computed on a fully tax equivalent (FTE) basis, using a tax rate of 35%.

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

                                      THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                            1999 VS. 1998                     1999 VS. 1998
                                         INCREASE (DECREASE)               INCREASE (DECREASE)
                                     -----------------------------    -----------------------------
                                      VOLUME     RATE       TOTAL      VOLUME     RATE       TOTAL
                                     -------    -------    -------    -------    -------    -------
Interest-earning assets:
Securities:
  Taxable                            $   804    $  (287)   $   517    $ 1,634    $  (804)   $   830
  Non-taxable                            172         27        199        356         13        369
                                     -------    -------    -------    -------    -------    -------
          Total securities               976       (260)       716      1,990       (791)     1,199
                                     -------    -------    -------    -------    -------    -------
Loans:
  Commercial                           1,306       (478)       828      1,938       (443)     1,495
  Real estate                           (377)      (295)      (672)      (739)      (743)    (1,482)
  Consumer                               (32)      (389)      (421)       127       (706)      (579)
                                     -------    -------    -------    -------    -------    -------
          Total loans                    897     (1,162)      (265)     1,326     (1,892)      (566)
Fed funds sold                           (66)         7        (59)       (39)        (5)       (44)
                                     -------    -------    -------    -------    -------    -------
Total interest earning assets (1)      1,807     (1,415)       392      3,277     (2,688)       589
                                     -------    -------    -------    -------    -------    -------
Interest-bearing liabilities:
Deposits:
  Demand and savings deposits            111       (327)      (216)       262       (529)      (267)
  Time deposits                          175       (683)      (508)       246     (1,133)      (887)
                                     -------    -------    -------    -------    -------    -------
Total interest-bearing deposits          286     (1,010)      (724)       508     (1,662)    (1,154)
Borrowings                               786       (461)       325      1,475       (852)       623
                                     -------    -------    -------    -------    -------    -------
Total interest-bearing liabilities     1,072     (1,471)      (399)     1,983     (2,514)      (531)
                                     -------    -------    -------    -------    -------    -------
Net interest income                  $   735    $    56    $   791    $ 1,294    $  (174)   $ 1,120
                                     =======    =======    =======    =======    =======    =======


(1) Computed on a fully tax equivalent basis, assuming a tax rate of 35%.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND
1998

Net Income. Net income for the three months ended June 30, 1999 increased 38.8% to $3.1 million, compared to net income of $2.2 million for the three months ended June 30, 1998. Basic and diluted earnings per share in the second quarter of 1999 equaled $0.39, compared to $0.28 for the same period in 1998. The results for the 1998 period include the after tax financial effects of merger, integration and restructuring charges totaling $794,000, or $.10 per share. Net interest income increased 7.9% while non-interest income increased 1.0% in the three months ended June 30, 1999, as compared to the same period in 1998, while non-interest expense decreased 8.1%. Excluding non-recurring charges of $1.2 million in 1998, non-interest expense increased 7.9%. The provision for possible loan losses was $375,000 in 1999 compared to $318,000 in the prior year period. The Company's net interest margin was 3.54% for both periods. The increase in net interest income resulted from higher levels of average earning assets and a lower cost of funds, offset in part by lower yields on earning assets. Non-interest expense increased primarily due to increased personnel costs resulting from staff additions that occurred over the latter part of 1998. The Company's return on average assets and return on average equity were 1.03% and 13.86%, respectively, in the second quarter of 1999, compared to .81% and 10.17%, respectively, in the second quarter of 1998. Adjusted for the effects of non-recurring charges in 1998, the Company's returns on average assets and return on average equity were 1.10% and 13.79%, respectively.

Interest Income. Total interest income increased 1.5% to $21.7 million for the three months ended June 30, 1999, compared to $21.4 million for the second quarter of 1998. This increase resulted from an $89.1 million increase in average earning assets, offset in part by a 52 basis point decrease in the average yield on earning assets. The increase in the average balance of loans of $36.8 million, or 4.8%, was consistent with the Company's emphasis on increasing the loan portfolio.

The weighted average yield on interest-earning assets decreased to 7.79% during the three months ended June 30, 1999, compared to 8.31% during the same three month period in 1998. The Company's yield on average loans decreased from 8.78% during the three months ended June 30, 1998 to 8.24% during the three months ended June 30, 1999 primarily as a result of refinancing activity and competitive pressures on market interest rates. Yields on the investment portfolio decreased from 7.05% during the second quarter of 1998 to 6.70% during the second quarter of 1999. Older, higher yielding securities have been maturing as well as prepaying and have been replaced with lower yielding securities originated in the current interest rate environment.

Interest Expense. Total interest expense decreased 3.2% to $12.0 million for the three months ended June 30, 1999, compared to $12.4 million for the three months ended June 30, 1998. Interest expense decreased due to a lower cost of funds during the second quarter of 1999, as compared to the same period in 1998, offset in part by higher levels of interest-bearing liabilities. The average balance of interest-bearing deposit accounts increased $28.5 million, or 4.1%, from the second quarter in 1998 to the second quarter in 1999 while average interest-bearing liabilities increased 9.0%, from $958.2 million to $1.04 billion.

The Company's cost of funds decreased to 4.61% in the three months ended June 30, 1999 compared to 5.19% in the same period of 1998. The cost of funds benefited from the repricing of maturing certificates of deposit at lower rates, interest rate reductions on demand and savings deposits and the repayment and refinancing of higher rate FHLB advances in December 1998.

Provision for Possible Loan Losses. The provision for possible loan losses was $375,000 for the three months ended June 30, 1999, compared to $318,000 in the second quarter of 1998. Total non-performing loans increased to $3.2 million, or
 .39% of total loans at June 30, 1999, from $2.8 million, or .37% of total loans at June 30, 1998. The allowance for possible loan losses at June 30, 1999 was $6.9 million, or .85% of total loans and 218.1% of non-performing loans compared to $6.7 million, or .87% of total loans and 237.6% of non-performing loans at June 30, 1998. Management's estimate of the adequacy of its allowance for possible loan losses is based upon its continuing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix and selected credits are factors that affect judgments concerning the adequacy of the allowance.

Non-Interest Income. Total non-interest income was $2.8 million for the three months ended June 30,1999, compared to $2.7 million for the three months ended June 30, 1998. The following table sets forth the Company's non-interest income for the periods indicated:

                             THREE MONTHS ENDED  SIX MONTHS ENDED
                                 JUNE 30,            JUNE 30,
                             -----------------   ----------------
                               1999     1998      1999     1998
                              ------   ------    ------   ------
                                        (In thousands)
Trust and custodian fees      $  610   $  566    $1,176   $1,019
Customer service fees            549      511     1,079      994
Investment securities gains      172       --       296       24
Gains on sales of loans          653    1,023     1,257    2,137
Other                            767      623     1,226      883
                              ------   ------    ------   ------
     TOTAL                    $2,751   $2,723    $5,034   $5,057
                              ======   ======    ======   ======


Trust and custodian fees increased 7.8% to $610,000 in the second quarter of 1999 from $566,000 in the second quarter of 1998. Growth in trust income continued to result primarily from the expansion of the customer base as well as higher asset values.

Customer service fees, representing service charges on deposits and fees for other banking services, increased 7.4% in the second quarter of 1999 to $549,000 from $511,000 in the second quarter of 1998. Increased fee income related primarily to NSF charges and ATM surcharge and interchange income.

During the second quarter of 1999, the Company sold approximately $17.2 million of investment securities, realizing gains of $172,000. Proceeds from these sales were used to fund increases in the loan portfolio. The Company had no sales of securities during the second quarter of 1998.

Gains on sales of loans totaled $653,000 for the three months ended June 30, 1999 compared to $1.0 million for the three months ended June 30, 1998. During the second quarter of 1999, the Company sold $8.4 million of the guaranteed portion of its SBA and other government guarantee loan originations in the secondary market compared to $6.9 million during the second quarter of 1998, realizing gains of $438,000 in 1999 compared to gains of $655,000 in 1998. The ratio of gains relative to the principal balance of loans sold has declined partially as a result of increased market prepayment expectations. Also, the Company recorded gains of $215,000 from the sales of residential loans during the second quarter of 1999 compared to $368,000 in 1998. The decrease in gains on sales of residential loans has resulted from increases in market interest rates, thus causing a decline in origination activity.

The Company continues to place emphasis on its small business lending activities, including the evaluation of expansion into new markets. The nature of the political climate in Washington, D.C. may periodically subject many existing government programs to much scrutiny and possible cutbacks. It is not currently known whether the SBA program will be impacted. Management believes that any such cutbacks could negatively affect the Company's activities in the SBA lending programs as well as the planned expansion of such activities.

Other income increased $144,000 to $767,000 in the second quarter of 1999 compared to $623,000 in the second quarter of 1998 primarily as a result of financial planning fee income of Chornyak & Associates, Inc. which totaled $244,000 in 1999 with no comparable amount in 1998. Chornyak was acquired by the Company on April 5, 1999 in a purchase transaction.

Non-Interest Expense. The following table sets forth the Company's non-interest expense for the periods indicated:

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                    JUNE 30,
                                                     ---------------------       ---------------------
                                                       1999          1998          1999          1998
                                                     -------       -------       -------       -------
                                                                      (In thousands)
Salaries and employee benefits                       $ 4,206       $ 4,239       $ 8,260       $ 8,073
Occupancy expense                                        388           384           798           769
Furniture, fixtures and equipment                        253           205           476           412
Data processing                                          310           236           622           577
Taxes other than income taxes                            267           235           511           452
Federal deposit insurance                                 69            75           138           146
Amortization of goodwill and other intangibles           363           354           702           708
Other                                                  1,728         2,521         3,254         4,106
                                                     -------       -------       -------       -------
          TOTAL                                      $ 7,584       $ 8,249       $14,761       $15,243
                                                     =======       =======       =======       =======

Excluding non-recurring merger, integration and restructuring charges of $1.2 million in 1998, total non-interest expense increased $557,000 to $7.6 million for the three months ended June 30, 1999, compared to $7.0 million for the three months ended June 30, 1998. This increase generally resulted from expansion of the Company's operating activities and addition of loan production personnel, which was partially offset by efficiencies achieved from the merger of the Company's banking subsidiaries under a single bank charter in May 1998.

Excluding non-recurring salary and employee benefits expense of $378,000 in 1998, such expenses increased $345,000, or 8.9% and accounted for approximately 55.5% of total non-interest expense in the three months ended June 30, 1999 compared to 54.9% in the second quarter of 1998. The average full time equivalent staff was 382 in 1999 compared to 386 in 1998.

Net occupancy expense was $388,000 for the second quarter of 1999 compared to $384,000 for the second quarter of 1998.

Furniture, fixtures and equipment expense increased $48,000, or 23.4% in the second quarter of 1999. The increase in furniture and equipment expense was due principally to higher depreciation and maintenance costs.

Data processing expense increased $74,000, or 31.4%, in the second quarter of 1999. Increased costs in 1999 resulted from higher software and maintenance costs related to technological enhancements to the Company's data processing systems.

Taxes other than income taxes increased $32,000, or 13.6%, in the second quarter of 1999 compared to the second quarter of 1998. This increase resulted from the recognition in 1998 of credits for overpayment of taxes in prior years.

Federal deposit insurance expense decreased $6,000 to $69,000 in 1999 from $75,000 in the second quarter of 1998.

Amortization of goodwill and other intangible assets resulting from the application of purchase accounting in connection with the acquisition of County Savings Bank in 1996 totaled $318,000 during the second quarter of 1999 compared to $348,000 in the second quarter of 1998. Also, the second quarter 1999 results include $26,000 of amortization of goodwill resulting from the Chornyak acquisition with no comparable amount in 1998.

Excluding $844,000 of non-recurring merger, integration and restructuring charges in 1998, other non-interest expenses increased $51,000, or 3.0%, to $1.7 million for the second quarter of 1999.

The efficiency ratio is one method used in the banking industry to assess profitability. It is defined as non-interest expense less amortization expense divided by the net revenue stream, which is the sum of net interest income on a tax-equivalent basis and non-interest income excluding net investment securities gains or losses. The Company's efficiency ratio was 57.4% for the second quarter of 1999, compared to 55.9% for the comparable period in 1998. Controlling costs and improving productivity, as measured by the efficiency ratio, is considered by management a primary factor in enhancing performance.

Provision for Income Taxes. The Company's provision for Federal income taxes was $1.4 million, or 31.8% of pretax income, for the three months ended June 30, 1999 compared to $953,000, or 30.0% of pretax income, for the three months ended June 30, 1998. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans, earnings on bank-owned life insurance, and the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998.

Net Income. Net income for the six months ended June 30, 1999 increased 17.8% to $5.9 million, or $.75 per basic and diluted share, compared to net income of $5.0 million, or $.63 per basic and diluted share, for the six months ended June 30, 1998. Net interest income increased 5.4% and non-interest income decreased
 .5% in the six months ended June 30, 1999, as compared to the same period in 1998 while non-interest expense decreased 3.2%. Excluding the effects of non-recurring charges in 1998, non-interest expense increased 5.3%. The Company's net interest margin decreased to 3.53% for the six months ended June 30, 1999 compared to 3.59% for the same period in 1998. The increase in net-interest income resulted from higher levels earning assets and a lower cost of funds, offset in part by a lower yield on earning assets. Non-interest expense increased primarily due to costs associated with additional loan production activities. The Company's return on average assets and return on average equity were 1.00% and 13.45%, respectively, for the six months ended June 30, 1999, compared to .92% and 11.67%, respectively, for the six months ended June 30, 1998. Adjusted for the effects of non-recurring charges, the Company's return on average assets and return on average equity in 1998 were 1.07% and 13.51%, respectively.

Interest Income. Total interest income increased 1.1% to $43.1 million for the six months ended June 30, 1999, compared to $42.7 million for the comparable period in 1998. This increase resulted from higher levels of earning assets, offset in part by a 51 basis point decrease in the average yield on interest-earning assets. Average earning assets totaled $1.12 billion for the six months ended June 30, 1999 compared to $1.04 billion in 1998 while the average balance of loans increased $26.2 million, or 3.4%. The increase in loan balances was consistent with the Company's emphasis on loan growth to increase overall yields on earning assets.

The weighted average yield on interest-earning assets decreased to 7.83% during the six months ended June 30, 1999, compared to 8.34% during the same six month period in 1998. The Company's yield on average loans decreased from 8.74% during the six months ended June 30, 1998 to 8.31% during the six months ended June 30, 1999. The decrease in yield has resulted primarily from refinancing activity and competitive pressures on market rates. Yields on the investment portfolio decreased from 7.22% during 1998 to 6.68% during 1999. Investment yields during 1998 benefited from additional accretion of discounts on securities resulting from prepayments. Also, higher yielding securities have been maturing as well as prepaying and have been replaced with lower yielding securities originated in the current interest rate environment.

Interest Expense. Total interest expense decreased 2.2% to $24.0 million for the six months ended June 30, 1999, compared to $24.5 million for the six months ended June 30, 1998. Interest expense decreased due to a lower cost of funds, offset in part by a higher average balance of interest-bearing liabilities during the first six months of 1999, as compared to the same period in 1998. The average balance of interest-bearing liabilities increased 8.6%, from $953.3 million during the six months ended June 30, 1998 to $1.04 billion during the six months ended June 30, 1999.

The Company's cost of funds decreased to 4.67% for the six months ended June 30, 1999 compared to 5.18% for the same period of 1998, primarily due to the repricing of maturing certificates of deposit at lower rates, interest rate reductions on demand and savings deposits and the repayment and refinancing of higher rate FHLB advances in December 1998.

Provision for Possible Loan Losses. The provision for possible loan losses was $725,000 for the six months ended June 30, 1999, compared to $625,000 for the six months ended June 30, 1998 and was considered sufficient to maintain the Company's allowance for possible loan losses at an adequate level. The increased provision in 1999 resulted primarily from increases in as well as a change in the mix of the loan portfolio.

Non-Interest Income. Total non-interest income was $5.0 million for the six months ended June 30, 1999, compared to $5.1 million for the six months ended June 30, 1998. This increase was primarily attributable to increases in fee income offset in part by lower gains on sales of loans.

Customer service fees, representing service charges on deposits and fees from other banking services, increased 8.6% for the six months ended June 30, 1999 to $1.1 million, from $994,000 for the comparable period of 1998. Trust income increased 15.4% to $1.2 million in 1999, from $1.0 million in 1998. Growth in trust and custodian fees resulted primarily from the expansion of the customer base and higher asset values. The $343,000 increase in other income to $1.2 million in 1999 compared to $883,000 in 1998 resulted primarily from financial planning fees (discussed previously) and higher servicing fee income due to increased levels of serviced loans as well as a lower level of amortization of servicing assets.

Gains on sales of loans decreased from $2.1 million for the six months ended June 30, 1998 to $1.3 million for the comparable period in 1999. In 1999, the Company sold $12.8 million of the guaranteed portion of its SBA and other government guaranteed loan originations in the secondary market compared to $13.5 million in 1998, realizing gains of $779,000 in 1999 compared to gains of $1.3 million in 1998. In addition, the Company sold $29.3 million of residential real estate loans realizing gains of $478,000 in the first six months of 1999 compared to $867,000 of gains on sales of loans totaling $52.4 million in 1998. Residential real estate loan sale volume in 1998 benefited from the lower interest rate environment compared to 1999.

Non-Interest Expense. Excluding non-recurring merger, integration and restructuring charges of $1.2 million in 1998, total non-interest expense increased $740,000 to $14.8 million for the six months ended June 30, 1999, compared to $14.0 million for the six months ended June 30, 1998. This increase generally resulted from expansion of the Company's operating activities and addition of loan production personnel over the later part of 1998, offset in part by efficiencies achieved from the merger of the Company's banking subsidiaries. For the six months ended June 30, 1999, the Company's efficiency ratio was 57.7%, compared to 56.5% for the six months ended June 30, 1998.

Excluding non-recurring salary and employee benefits expense of $378,000 in 1998, such expenses increased $565,000, or 7.3% primarily as a result of staff additions associated with increased loan production activities. Adjusted for non-recurring expenses in 1998, salaries and employee benefits accounted for approximately 56.0% of total non-interest expense for the six months ended June 30, 1999 compared to 54.9% in 1998. The average full time equivalent staff was 386 in 1999 compared to 382 in 1998.

Net occupancy expense increased 3.8% to $798,000 for the first six months of 1999 from $769,000 for the first six months of 1998. This increase resulted from higher costs associated with new branch facilities opened and acquired in the fourth quarter of 1998.

Furniture, fixtures and equipment expense increased $64,000, or 15.5% for the six months ended June 30, 1999. The increase in furniture and equipment expense was due principally to higher depreciation and maintenance costs.

Data processing expense increased $45,000, or 7.8%, for the six months ended June 30, 1999. Higher costs in 1999 resulted from equipment enhancements due to technological advancements.

Taxes other than income taxes increased $59,000, or 13.1%, for the first six months 1999 compared to the same period in 1998. This increase resulted from the recognition in 1998 of credits for overpayment of prior years' taxes.

Federal deposit insurance expense decreased $8,000 to $138,000 in 1999 from $146,000 in 1998.

Amortization of goodwill and other intangible assets was $702,000 during the first six months of 1999 compared to $708,000 in 1998.

Excluding $844,000 of non-recurring merger, integration and restructuring charges in 1998, other non-interest expenses decreased $8,000, or .2%, for the six months ended June 30, 1999 compared to the same period in 1998. This decrease resulted primarily from efficiencies achieved from the May 1998 merger of the company's banking subsidiaries.

Provision for Income Taxes. The Company's provision for Federal income taxes was $2.8 million, or 31.7% of pretax income, for the six months ended June 30, 1999 compared to $2.3 million, or 31.5% of pretax income, for the six months ended June 30, 1998. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans, earnings on bank-owned life insurance, and the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense.

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

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as "other real estate owned" until such time as it is sold or otherwise disposed of. The Company owned $1.1 million of such property at June 30, 1999 and $532,000 at June 30, 1998.

Non-performing loans totaled $3.2 million, or .39% of total loans, at June 30, 1999, compared to $2.8 million, or 0.37% of total loans, at June 30, 1998. Non-performing assets totaled $4.3 million, or 0.36% of total assets at June 30, 1999, compared to $3.3 million, or .28% of total assets at June 30, 1998. The increase in non-performing loans from June 30, 1998 resulted equally from increases in non-performing single family residence mortgage loans and commercial loans. The following is an analysis of the composition of non-performing assets:

                                                    JUNE 30,
                                               1999         1998
                                              ------       ------
                                             (DOLLARS IN THOUSANDS)
Non-accrual loans                             $2,560       $  242
Accruing loans 90 days or more past due          592        2,562
                                              ------       ------
Total non-performing loans                     3,152        2,804
Other real estate owned                        1,143          532
                                              ------       ------
Total non-performing assets                   $4,295       $3,336
                                              ======       ======

Non-performing loans to total loans             0.39%        0.37%
Non-performing assets to total assets           0.36%        0.28%

One loan with an outstanding balance of $3.0 million at June 30, 1999 and collateralized by a first mortgage on a nursing home facility is not included in the totals in the table above. This loan was restructured in May 1999 with a new borrower who is currently operating the facility. At the time of restructuring, this loan was considered impaired in accordance with SFAS No. 114. An impairment loss of approximately $325,000 is included in the Company's allowance for possible loan losses at June 30, 1999. The impairment loss resulted from the terms of the restructured loan providing for an interest rate that was less than the effective yield of this loan prior to its restructuring. At June 30, 1999, this loan was current in accordance with its restructured terms.

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


                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 --------------------------        --------------------------
                                                                    1999            1998              1999            1998
                                                                 ---------        ---------        ---------        ---------
                                                                                       (IN THOUSANDS)
Balance at beginning of period                                   $   6,701        $   6,719        $   6,643        $   6,617
Provision charged to expense                                           375              318              725              625
Loans charged-off                                                     (343)            (517)            (784)            (901)
Recoveries of loans previously charged off                             140              142              289              321
                                                                 ---------        ---------        ---------        ---------
Balance at end of period                                         $   6,873        $   6,662        $   6,873        $   6,662
                                                                 =========        =========        =========        =========

Loans outstanding at end of period                               $ 804,398        $ 764,564              N/A              N/A
Average loans outstanding                                        $ 799,942        $ 763,160        $ 792,223        $ 766,014
Allowance as a percentage of loans outstanding                        0.85%            0.87%             N/A              N/A
Net charge-offs to average loans (annualized)                         0.10%            0.20%            0.13%            0.15%
Allowance for possible loan losses to non-performing loans           218.1            237.6              N/A              N/A

The allowance for possible loan losses totaled $6.9 million at June 30, 1999, representing .85% of total loans, compared to $6.7 million at June 30, 1998, or
 .87% of total loans. Charge-offs represent the amount of loans actually removed as earning assets from the balance sheet due to uncollectibility. Amounts recovered on previously charged-off assets are netted against charge-offs, resulting in net charge-offs for the period. Net loan charge-offs for the three months and six months ended June 30, 1999 were $203,000 and $495,000, respectively, compared to net charge-offs of $375,000 and $580,000, respectively, for the same periods in 1998. Charge-offs have been made in accordance with the Company's standard policy and have occurred primarily in the commercial and consumer loan portfolios.

The allowance for possible loan losses as a percentage of non-performing loans ("coverage ratio"), was 218.1% at June 30, 1999, compared to 237.6% at June 30, 1998. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the adequacy of the allowance by management. Total non-performing loans as a percentage of total loans remained a relatively low .39% of total loans at June 30, 1999.

COMPARISON OF JUNE 30, 1999 AND DECEMBER 31, 1998 FINANCIAL CONDITION

Total assets amounted to $1.20 billion at June 30, 1999, compared to $1.18 billion at December 31, 1998, an increase of $20.4 million, or 1.7%.

Total investment securities decreased by $6.6 million to $321.0 million as a result of repayments and sales. Funds provided by the decrease in investment securities were used to partially fund growth in the loan portfolio. The Company's general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its investment securities as available-for-sale. At June 30, 1999, 92.8% of the total investment portfolio was classified as available-for-sale, while those securities which the Company intends to hold to maturity represented the remaining 7.2%. This compares to 91.9% and 8.1% classified as available-for-sale and held to maturity, respectively, at December 31, 1998.

Total loans increased $27.3 million to $804.4 million at June 30, 1999 from December 31, 1998. Commercial loans increased $53.0 million and consumer loans increased $4.1 million while residential mortgage loans decreased $29.8 million. Management continues to emphasize increasing earning assets and improving earning asset yields by increasing and changing the mix of the loan portfolio.

Premises and equipment increased from $12.9 million at December 31, 1998 to $14.4 million at June 30, 1999. This increase primarily resulted from the construction of a new branch facility located in New Albany, Ohio which opened in May 1999.

Other assets increased from $21.7 million at December 31, 1998 to $23.8 million at June 30, 1999 primarily as a result of increases in the cash surrender value of bank-owned life insurance, prepaid expenses and accounts receivable associated with lending activities.

Total deposits increased to $801.1 million at June 30, 1999 from $789.6 million at December 31, 1998. The Company continues to emphasize growth in its existing retail deposit base provided incremental deposit growth is cost effective compared to alternative funding sources. Total interest-bearing deposits accounted for 92.7% of total deposits at June 30, 1999, compared to 91.7% at December 31, 1998.

Total borrowings, including federal funds purchased, increased $10.5 million to $307.3 million at June 30, 1999, compared to $296.8 million at December 31, 1998. This increase resulted primarily from funding needs associated with increases in the loan portfolio.


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

The Company's principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB as well as other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. The investment portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $298.0 million were classified as available-for-sale as of June 30, 1999, representing 92.8% of the total investment portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity.

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

The Company obtained a $15 million term loan with a financial institution in order to partially fund the acquisition of County. This loan had an outstanding balance of $6.3 million at June 30, 1999. Under the terms of the loan agreement, the Company is required to make quarterly interest payments and annual principal payments, based on a ten year amortization, which commenced in February 1998. The unpaid loan balance is due in full September 1, 2003. The loan agreement also contains certain financial covenants, all of which the Company was in compliance with at June 30, 1999.

Shareholders' equity at June 30, 1999 was $85.8 million, compared to prior year-end shareholders' equity of $87.5 million, a decrease of $1.7 million. This decrease resulted primarily from purchases of treasury stock (net) totaling $4.4 million and the change in unrealized holding losses on available for sale securities, offset in part by the retention of earnings (net of dividends paid).

Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio Tier 1 capital to total assets) of 3.0% must be maintained. At June 30, 1999, the Company had a total risk-based capital ratio of 10.35%, of which 9.49% consisted of Tier 1 capital. The leverage ratio for the Company at June 30, 1999, was 6.40%.

Cash dividends declared to shareholders of the Company totaled $2.2 million, or $0.28 per share, during the first six months of 1999. This compares to dividends of $2.2 million, or $0.27 per share, for the same period in 1998. Cash dividends paid as a percentage of net income amounted to 37.0% and 42.8% for the six months ended June 30, 1999 and 1998, respectively.

In April 1999 the Company issued 82,000 common shares in connection with the acquisition of Chornyak, a full service financial planning company. The Company also entered into a five year employment agreement with the sole shareholder of Chornyak. Under the terms of such agreement, the Company granted this individual an option to purchase up to 30,000 common shares, subject to a four year vesting schedule.

Considering the Company's capital adequacy, profitability, available liquidity sources and funding sources, the Company's liquidity is considered by management to be adequate to meet current and projected needs.

CONTINGENCIES AND UNCERTAINTIES - YEAR 2000

The Year 2000 Issue concerns the potential inability of information systems to properly recognize and process data-sensitive information beyond December 31, 1999. This could cause a system failure or other computer errors, leading to a disruption in the operation of such systems. This concern includes both the impact such failure might have on the Company as well as its customers.

All of the Company's banking operations have been converted to a core data processing system that the Company acquired and began utilizing in 1996. Substantially all of the software utilized by the Company is purchased or licensed from external providers. One of the acquisition requirements was that the systems be full date expanded and thus ready for the millennium change.

The Company has conducted a review of its data processing systems to ensure that all data processing applications are Year 2000 compliant. This review project has seven phases: 1) identify applications; 2) assign primary responsibility; 3) contact vendors for certification; 4) determine and perform a testing plan to independently verify certifications; 5) determine the impact of a system not being in compliance; 6) correct non compliance situations; and 7) develop a contingency plan. Testing of all critical systems has been completed and contingency plans have been developed. Based on its assessment at this time, management does not anticipate any significant disruption in the Company's operations as a result of the Year 2000 Issue.

In addition, the Company has implemented procedures for identifying potential problems that the Company's customers may experience. This identification process considered exposures to credit quality should borrowers experience difficulties and exposures to liquidity due to difficulties experienced by depositors. A process for monitoring customer trends has been developed to address any pressure on liquidity. The Company has also held seminars for borrowers and other customers to assist them in addressing the Year 2000 Issue.

To date, costs associated with required modifications necessary to become Year 2000 compliant have approximated $300,000 and primarily represent equipment and software purchases. The Company estimates that it will incur additional costs of approximately $100,000 primarily for additional equipment and software purchases relating to Year 2000 compliance. These cost estimates are based on currently available information and may change as the Company continues its Year 2000 project.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 22, 1999, the Company held its Annual Meeting of Shareholders, the results of which are as follows:

         1. To approve and ratify the appointment of Pricewaterhouse Coopers, L.L.P. as independent auditors for the year ended December 31, 1999:

                                                         Abstaining/
                  Votes For        Votes Against      Broker Non-Votes
                  ---------        -------------      ----------------
                  5,943,625                5,849                20,479

         2.       Election of Class III directors:

                                                                      Votes Against/
                                                  Votes For              Withheld
                                                  ---------           --------------
                  Milman H. Lynn, III             5,960,401                9,553
                  John W. Straker, Jr.            5,963,513                6,441

ITEM 5.  OTHER INFORMATION

         The proxy holders for the 2000 annual meeting of shareholders will use their discretion in voting on any and all matters brought before the 2000 annual meeting which were not provided to the Company in an advance notice on or prior to February 3, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

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

                                           BancFirst Ohio Corp.
                                           (Registrant)

Date:    August 12, 1999                   (Signed) /s/ Gary N. Fields
                                           -------------------------------------
                                           Gary N. Fields
                                           President and
                                           Chief Executive Officer

Date:    August 12, 1999                   (Signed) /s/ Kim M. Taylor
                                           -------------------------------------
                                           Kim M. Taylor
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)