Form 10-Q
period 1999-09-30
BANCFIRST OHIO CORP
filed 1999-11-12
CIK 868572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

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

                      Yes      X               No
                           ---------              ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                                Outstanding as of November 9, 1999
         -----                                ----------------------------------
Common Stock, No Par Value                                7,656,000

                                      INDEX
                              BANCFIRST OHIO CORP.

PART I. FINANCIAL INFORMATION                                            PAGE NO.
                                                                         --------

         Item 1. Financial Statements

                  Consolidated Balance Sheet............................... 3

                  Consolidated Statement of Income......................... 4

                  Consolidated Statement of Cash Flows..................... 5

                  Notes to Consolidated Financial Statements............... 6-7

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 8-21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 21

PART II. OTHER INFORMATION

         Other Information  ............................................... 23

         Item 1. Legal Proceedings
         Item 2. Changes in Securities
         Item 3. Defaults upon Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K
                    (a) Exhibits on Item 601 of Regulation S-K
                    (b) Exhibit 27: Financial Data Schedule
                    (c) Reports on Form 8-K


         Signatures                                                         24

                                         PART I: FINANCIAL INFORMATION

                                         ITEM 1: FINANCIAL STATEMENTS

                                             BANCFIRST OHIO CORP.
                                          CONSOLIDATED BALANCE SHEET
                                                  (UNAUDITED)
                                       (IN THOUSANDS, EXCEPT SHARE DATA)

                      ASSETS:                                                      SEPT. 30,         DEC. 31,
                                                                                     1999              1998
                                                                                  ----------       ----------
Cash and due from banks                                                           $   29,392       $   28,731
Federal Funds sold                                                                         7              469
Securities held-to-maturity, at amortized cost
    (approximate fair value of $21,869 and
    $26,809 in 1999 and 1998, respectively)                                           21,916           26,518
Securities available-for-sale, at fair value                                         302,657          301,097
                                                                                  ----------       ----------
          Total securities                                                           324,573          327,615
                                                                                  ----------       ----------
Loans, net of unearned income                                                        830,238          777,063
Allowance for possible loan losses                                                    (7,158)          (6,643)
                                                                                  ----------       ----------
          Net loans                                                                  823,080          770,420
                                                                                  ----------       ----------
Bank premises and equipment, net                                                      14,493           12,863
Accrued interest receivable                                                            8,011            7,278
Intangible assets                                                                     12,926           11,898
Other assets                                                                          23,403           21,737
                                                                                  ----------       ----------
          Total assets                                                            $1,235,885       $1,181,011
                                                                                  ==========       ==========
                      LIABILITIES:
Deposits:
          Non-interest-bearing deposits                                           $   68,106       $   65,588
          Interest-bearing deposits                                                  721,168          724,034
                                                                                  ----------       ----------
          Total deposits                                                             789,274          789,622
                                                                                  ----------       ----------
Federal funds purchased                                                               28,000             --
Federal Home Loan Bank advances and other borrowings                                 330,250          296,750
Accrued interest payable                                                               2,794            2,510
Other liabilities                                                                      1,963            4,594
                                                                                  ----------       ----------
          Total liabilities                                                        1,152,281        1,093,476
                                                                                  ----------       ----------

                      SHAREHOLDERS' EQUITY:
Common stock, no par or stated value, 20,000,000 shares authorized, 8,162,467 and 8,076,488 shares issued in 1999
  and 1998, respectively                                                              66,276           64,096
Retained earnings                                                                     33,684           27,892
Accumulated other comprehensive income - unrealized
  holding losses on securities available for sale, net                                (5,313)            (440)
Treasury stock, 454,629 and 180,458 shares, at cost, in 1999
  and 1998, respectively                                                             (11,043)          (4,013)
                                                                                  ----------       ----------
Total shareholders' equity                                                            83,604           87,535
                                                                                  ----------       ----------
          Total liabilities and shareholders' equity                              $1,235,885       $1,181,011
                                                                                  ==========       ==========


    The accompanying notes are an integral part of the financial statements.

                                       BANCFIRST OHIO CORP.
                                 CONSOLIDATED STATEMENT OF INCOME
                                           (UNAUDITED)
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                         ------------            ------------
                                                       1999        1998        1999        1998
                                                      -------     -------     -------     -------
Interest Income:
  Interest and fees on loans                          $16,700     $16,759     $49,317     $49,941
  Interest and dividends on securities:
     Taxable                                            4,852       5,155      14,487      14,004
     Tax-exempt                                           493         381       1,356       1,014
                                                      -------     -------     -------     -------
          Total interest income                        22,045      22,295      65,160      64,959
                                                      -------     -------     -------     -------
Interest expense:
  Deposits                                              7,961       8,446      23,891      25,529
  Borrowings                                            4,493       4,583      12,538      12,005
                                                      -------     -------     -------     -------
          Total interest expense                       12,454      13,029      36,429      37,534
                                                      -------     -------     -------     -------
          Net interest income                           9,591       9,266      28,731      27,425
  Provision for possible loan losses                      405         300       1,130         925
                                                      -------     -------     -------     -------
          Net interest income after provision for
            possible loan losses                        9,186       8,966      27,601      26,500
                                                      -------     -------     -------     -------

Other income:
  Trust and custodian fees                                624         542       1,800       1,561
  Customer service fees                                   576         543       1,655       1,537
  Gain on sale of loans                                   437         868       1,694       3,005
  Other                                                   927         552       2,153       1,435
  Investment securities gains, net                       --          --           296          24
                                                      -------     -------     -------     -------
          Total other income                            2,564       2,505       7,598       7,562
                                                      -------     -------     -------     -------

Non-interest expense:
  Salaries and employee benefits                        4,048       3,841      12,308      11,914
  Net occupancy expense                                   432         390       1,230       1,159
  Amortization of intangibles                             358         344       1,060       1,052
  Other                                                 2,357       2,519       7,358       8,212
                                                      -------     -------     -------     -------
          Total non-interest expense                    7,195       7,094      21,956      22,337
                                                      -------     -------     -------     -------
  Income before income taxes                            4,555       4,377      13,243      11,725
  Provision for Federal income taxes                    1,403       1,387       4,159       3,700
                                                      -------     -------     -------     -------
          Net income                                  $ 3,152     $ 2,990     $ 9,084     $ 8,025
                                                      =======     =======     =======     =======

Basic earnings per share                              $  0.41     $  0.38     $  1.16     $  1.01
                                                      =======     =======     =======     =======
Diluted earnings per share                            $  0.41     $  0.37     $  1.16     $  1.01
                                                      =======     =======     =======     =======

Weighted average common shares outstanding:
          Basic                                         7,753       7,970       7,840       7,970
                                                      =======     =======     =======     =======
          Diluted                                       7,759       7,987       7,849       7,980
                                                      =======     =======     =======     =======
Cash dividends per common share                       $ 0.140     $ 0.135     $ 0.420     $ 0.405
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

                                        BANCFIRST OHIO CORP.
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (UNAUDITED)
                                           (IN THOUSANDS)


                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30
                                                                                 ------------
                                                                             1999           1998
                                                                           ---------      ---------
Cash flows from operating activities:
  Net income                                                               $   9,084      $   8,025
  Adjustment to reconcile net income to net cash
    provided by operations:
  Depreciation and amortization                                                4,267          2,480
  Provision for possible loan losses                                           1,130            925
  Gain on sale of assets                                                      (1,990)        (3,029)
  Increase in interest receivable                                               (733)          (647)
  (Increase) in other assets                                                  (2,587)        (1,754)
  Increase in interest payable                                                   284            533
  Decrease in other liabilities                                                  (73)        (1,348)
  FHLB stock dividend                                                           (753)          (880)
                                                                           ---------      ---------
          Net cash provided by operating activities                            8,629          4,305
                                                                           ---------      ---------

Cash flows from investing activities:
  Decrease (increase) in federal funds sold and short term investments           462         (4,979)
  Proceeds from maturities of securities held-to-maturity                      4,727          8,362
  Proceeds from maturities and sales of securities available-for-sale         80,922         59,886
  Purchase of securities available-for-sale                                  (89,897)      (124,438)
  Increase in loans, net                                                    (106,982)       (56,719)
  Purchase of loans                                                             --          (51,466)
  Purchases of equipment and other assets                                     (2,820)        (3,429)
  Proceeds from sale of loans                                                 54,660         95,754
  Acquisition of Chornyak and Associates, Inc.                                (2,050)          --
  Purchase of bank owned life insurance                                         --          (15,000)
                                                                           ---------      ---------
          Net cash used in investing activities                              (60,978)       (92,029)
                                                                           ---------      ---------

Cash flows from financing activities:
  Increase (decrease) in federal funds purchased                              28,000        (12,300)
  Increase in Federal Home Loan Bank advances and other borrowings            33,500         89,138
  Net increase (decrease) in deposits                                           (348)        19,004
  Cash dividends paid                                                         (3,292)        (3,236)
  Purchase of stock, net                                                      (4,850)          (536)
                                                                           ---------      ---------
          Net cash provided by financing activities                           53,010         92,070
                                                                           ---------      ---------

          Net increase in cash and due from banks                                661          4,346

Cash and due from banks, beginning of period                                  28,731         21,650
                                                                           ---------      ---------

Cash and due from banks, end of period                                     $  29,392      $  25,996
                                                                           =========      =========

     The accompanying notes are an integral part of the financial statements

                              BANCFIRST OHIO CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (UNAUDITED)


The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of BancFirst Ohio Corp. ("Company"), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998 for additional disclosures, including a summary of the Company's accounting policies. The results of operations for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

1)       BASIS OF PRESENTATION:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The First National Bank of Zanesville ("FNB"). All significant intercompany transactions and accounts have been eliminated in consolidation.

2)       NEW ACCOUNTING PRONOUNCEMENTS

         In June, 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The provisions of this statement will primarily impact the accounting for the Company's interest rate swap transactions which had a total notional amount of $50.6 million at September 30, 1999. The effective date of this statement has been delayed to fiscal years beginning after June 15, 2000. The Company has not determined what impact this standard will have on its financial statements.

3)       ACQUISITION

         On April 5, 1999, the Company acquired Chornyak & Associates, Inc. ("Chornyak") a full service financial planning company. In connection with this acquisition the Company issued 82,000 common shares having a total market value of approximately $2.1 million in exchange for all of the outstanding shares of Chornyak. This acquisition is being accounted for as a purchase transaction. Joseph A. Chornyak has entered into an employment agreement whereby he will continue to serve as president of Chornyak. The employment agreement will expire in 2004. In connection with his employment, the Company granted Mr. Chornyak options to purchase an aggregate of 30,000 shares of the Company's common stock at exercise prices ranging from $25.00 to $31.00 per share, subject to a four year vesting schedule.

4)       COMPUTATION OF EARNINGS PER SHARE

         The computation of earnings per share is as follows:

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                          -------------       -------------
                                                       1999       1998       1999       1998
                                                      ------     ------     ------     ------
                                                      (In thousands, except per share amounts)
Actual weighted average common shares outstanding      7,753      7,970      7,840      7,970

Dilutive common stock equivalents:
  Stock options                                         --           13          3          6
  Bonus shares - Company match                             6          4          6          4
                                                      ------     ------     ------     ------

Weighted average common shares outstanding
  adjusted for dilutive common stock equivalents       7,759      7,987      7,849      7,980
                                                      ------     ------     ------     ------

Net income                                            $3,152     $2,990     $9,084     $8,025
                                                      ------     ------     ------     ------

Basic earnings per share                              $ 0.41     $ 0.38     $ 1.16     $ 1.01
                                                      ------     ------     ------     ------

Diluted earnings per share                            $ 0.41     $ 0.37     $ 1.16     $ 1.01
                                                      ------     ------     ------     ------

5)       COMPREHENSIVE INCOME

         The Company's comprehensive income, determined in accordance with SFAS No. 130, was $1,552,000 and $3,213,000 for the three months ended September 30, 1999 and 1998, respectively, and $4,211,000 and $7,849,000 for the nine months ended September 30, 1999 and 1998, respectively.

6)       SUBSEQUENT EVENT

         On October 18, 1999, the Company completed an offering of $20 million aggregate liquidation amount of 9.875% Capital Securities, Series A, due 2029. These securities represent preferred beneficial interests in BFOH Capital Trust I, a special purpose trust formed for the purpose of the offering. The proceeds from the offering were used by the Trust to purchase Junior Subordinated Deferrable Interest Debentures from the Company. The Company intends to use the net proceeds from this transaction for general corporate purposes, including the repurchase of common stock and the purchase of securities by FNB.

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

BANCFIRST OHIO CORP.
SELECTED FINANCIAL DATA:
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         AT OR FOR THE THREE MONTHS      AT OR FOR THE NINE MONTHS
                                                             ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                           1999              1998           1999          1998
                                                        ----------        ----------       -------       -------
STATEMENT OF INCOME DATA:
  Interest Income                                       $   22,045        $   22,295       $65,160       $64,959
  Interest expense                                          12,454            13,029        36,429        37,534
                                                        ----------        ----------       -------       -------
  Net interest income                                        9,591             9,266        28,731        27,425
  Provision for possible loan losses                           405               300         1,130           925
  Non-interest income                                        2,564             2,505         7,598         7,562
  Non-interest expense                                       7,195             7,094        21,956        22,337
                                                        ----------        ----------       -------       -------
  Income before income taxes                                 4,555             4,377        13,243        11,725
  Provision for Federal Income taxes                         1,403             1,387         4,159         3,700
                                                        ----------        ----------       -------       -------
  Net income                                            $    3,152        $    2,990       $ 9,084       $ 8,025
                                                        ==========        ==========       =======       =======

PER SHARE DATA:
  Basic earnings per share                              $     0.41        $     0.38       $  1.16       $  1.01
  Diluted earnings per share                                  0.41              0.37          1.16          1.01
  Dividends                                                   0.14              0.14          0.42          0.41
  Book value                                                 10.85             11.25           N/A           N/A
  Tangible book value                                         9.17              9.78           N/A           N/A

BALANCE SHEET DATA:
  Total assets                                          $1,235,885        $1,180,722           N/A           N/A
  Loans                                                    830,238           776,658           N/A           N/A
  Allowance for possible loan losses                         7,158             6,603           N/A           N/A
  Securities                                               324,573           327,490           N/A           N/A
  Deposits                                                 789,274           766,051           N/A           N/A
  Borrowings                                               358,250           316,287           N/A           N/A
  Shareholders' equity                                      83,604            89,410           N/A           N/A

PERFORMANCE RATIOS (1):
  Return on average assets                                    1.03%             1.02%         1.01%         0.96%
  Return on average equity                                   14.95             13.50         13.93         12.25
  Tangible return on average tangible equity                 19.42             16.90         17.89         17.22
  Net interest margin                                         3.44              3.42          3.50          3.53
  Interest rate spread                                        3.12              3.01          3.15          3.10
  Non-interest income to average assets                       0.84              0.85          0.85          0.90
  Non interest expense to average assets (1)                  2.24              2.29          2.33          2.39
  Efficiency Ratio (2)                                       54.97             56.33         56.76         56.46

ASSET QUALITY RATIOS:
  Non-performing loans to total loans                         0.44%             0.38%          N/A           N/A
  Non-performing assets to total assets                       0.33              0.29           N/A           N/A
  Allowance for possible loan losses to total loans           0.86              0.85           N/A           N/A
  Allowance for possible loan losses to
     non-performing loans                                    196.2             226.6           N/A           N/A
  Net charge-offs to average loans                            0.06              0.18          0.10%         0.16%

CAPITAL RATIOS:
  Shareholders' equity to total assets                        6.76%             7.57%          N/A           N/A
  Tier 1 capital to average total assets                      6.33              6.59           N/A           N/A
  Tier 1 capital to risk-weighted assets                      9.27             10.40%          N/A           N/A

(1) Excludes amortization expense and non-recurring expenses totaling $1,222 in the nine month period ended September 30, 1998.
(2) The efficiency ratio is equal to non-interest expense (excluding amortization and non-recurring expenses) divided by net interest income on a fully tax equivalent basis plus non-interest income excluding gains on sales of securities.

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

On April 5, 1999 the Company acquired Chornyak, a full service financial planning company. Chornyak provides comprehensive financial planning services to its clients and receives fees for these services either directly from, or in the form of commissions earned from handling and processing investment transactions for its clients. This acquisition was accounted for as a purchase transaction and, accordingly, the results of Chornyak are included in the Company's results of operations from the date of acquisition.

AVERAGE BALANCES AND YIELDS

         The following table presents, for each of the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and percentage rates, and the net interest margin. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis ("FTE"), by total interest-earning assets. The net interest margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. FTE income includes tax exempt income, restated to a pre-tax equivalent amount, based on the statutory federal income tax rate. All average balances are daily average balances. Non-accruing loans are included in average loan balances.

                                THREE MONTHS ENDED SEPTEMBER 30,                         NINE MONTHS ENDED SEPTEMBER 30,
                                1999                        1998                        1999                         1998
                     --------------------------  --------------------------  --------------------------  --------------------------
                                                                  (Dollars in Thousands)
                      Average    Income/ Yield/   Average    Income/ Yield/    Average   Income/ Yield/   Average    Income/ Yield/
                      Balance    Expense  Rate    Balance    Expense  Rate     Balance   Expense  Rate    Balance    Expense  Rate
                                          (1)                         (1)                         (1)                         (1)
                     ----------  ------- ------  ----------  ------- ------  ----------  ------- ------  ----------  ------- ------
Securities:
  Taxable            $  288,082  $ 4,853  6.68%  $  294,802  $ 5,050  6.80%  $  293,679  $14,461  6.58%  $  263,440  $13,828  7.02%
  Tax exempt             32,252      758  9.32       29,920      576  7.64       33,104    2,086  8.42       26,353    1,535  7.79
                     ----------  -------  ----   ----------  -------  ----   ----------  -------  ----   ----------  -------  ----
  Total securities      320,334    5,611  6.95      324,722    5,626  6.87      326,783   16,547  6.77      289,793   15,363  7.09

Loans (2):
  Commercial            392,700    8,722  8.81      314,987    7,520  9.47      367,510   24,747  9.00      313,029   22,050  9.42
  Real Estate           327,907    6,030  7.30      363,617    7,284  7.95      338,464   18,904  7.47      363,220   21,640  7.97
  Consumer               97,117    1,965  8.03       92,288    2,023  8.70       94,843    5,718  8.06       91,409    6,355  9.30
                     ----------  -------  ----   ----------  -------  ----   ----------  -------  ----   ----------  -------  ----
  Total loans           817,724   16,717  8.11      770,892   16,827  8.66      800,817   49,369  8.24      767,658   50,045  8.72
Federal funds sold            4       --  0.00        3,658       53  5.75          777       27  4.65        3,109      124  5.33
                     ----------  -------  ----   ----------  -------  ----   ----------  -------  ----   ----------  -------  ----
  Total earning
   assets (3)         1,138,062   22,328  7.78%   1,099,272   22,506  8.12%   1,128,377   65,943  7.81    1,060,560   65,532  8.26%
                     ----------  -------  ----   ----------  -------  ----   ----------  -------  ----   ----------  -------  ----
  Non-interest
   earning assets        73,042                      71,088                      70,120                      62,498
                     ----------                  ----------                  ----------                  ----------
Total assets         $1,211,104                  $1,170,360                  $1,198,497                  $1,123,058
                     ==========                  ==========                  ==========                  ==========
Interest-bearing
 deposits:
  Demand and
   savings deposits  $  241,338  $ 1,584  2.60%  $  217,651  $ 1,633  2.98%  $  232,933  $ 4,370  2.51%  $  212,282  $ 4,686  2.95%
    Time deposits       488,933    6,377  5.17      480,378    6,811  5.63      497,289   19,521  5.25      488,584   20,842  5.70
                     ----------  -------  ----   ----------  -------  ----   ----------  -------  ----   ----------  -------  ----
    Total deposits      730,271    7,961  4.33      698,029    8,444  4.80      730,222   23,891  4.37      700,866   25,528  4.87
Borrowings              328,783    4,493  5.42      314,291    4,583  5.79      312,888   12,538  5.36      272,344   12,005  5.89
                     ----------  -------  ----   ----------  -------  ----   ----------  -------  ----   ----------  -------  ----
  Total interest-
   bearing
   liabilities        1,059,054   12,454  4.67%   1,012,320   13,027  5.11%   1,043,110   36,429  4.67%     973,210   37,533  5.16%
                                 -------                     -------                     -------  ----               -------
  Non-interest-
   bearing deposits      61,921                      59,968                      61,358                      54,387
                     ----------                  ----------                  ----------                  ----------
  Subtotal            1,120,975                   1,072,288                   1,104,468                   1,027,597
Accrued expenses
 and other
 liabilities              6,466                       9,208                       6,850                       7,846
                     ----------                  ----------                  ----------                  ----------
  Total liabilities   1,127,441                   1,081,496                   1,111,318                   1,035,443
  Shareholders'
   equity                83,663                      88,864                      87,179                      87,615
                     ----------                  ----------                  ----------                  ----------
Total liabilities
 and shareholders'
 equity              $1,211,104                  $1,170,360                  $1,198,497                  $1,123,058
                     ==========                  ==========                  ==========                  ==========
Net interest income
 and interest rate
 spread (4)                      $ 9,874  3.12%              $ 9,479  3.01%              $29,514  3.15%              $27,999  3.10%
                                 =======                     =======                     =======  ====               =======
Net interest
 margin (5)                               3.44%                       3.42%                       3.50%                       3.53%
                                          ====                        ====                        ====                        ====
Average interest-
 earning assets to
 average interest-
 bearing liabilities                     107.5%                      108.6%                      108.2%                      109.9%

(1)     Calculated on an annualized basis.

(2)     Non-accrual loans are included in the average loan balances.

(3) Interest income is computed on a fully tax equivalent (FTE) basis, using a tax rate of 35% in 1999 and in 1998.

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

                                   THREE MONTHS ENDED SEPTEMBER 30                   NINE MONTHS ENDED SEPTEMBER 30,
                                          1999 VS. 1998                                       1999 VS. 1998
                                      INCREASE (DECREASE)                                  INCREASE (DECREASE)
                                      -------------------                                  -------------------
                                                               (Dollars in thousands)
                                       VOLUME       RATE         TOTAL       VOLUME        RATE         TOTAL
                                       ------      -------      -------      -------      -------      -------
Interest-earning assets:
Securities:
  Taxable                              $ (114)     $   (83)     $  (197)     $ 1,523      $  (890)     $   633
  Non-taxable                              47          135          182          418          133          551
                                       ------      -------      -------      -------      -------      -------
          Total securities                (67)          52          (15)       1,941         (757)       1,184
                                       ------      -------      -------      -------      -------      -------
Loans:
  Commercial                            1,755         (553)       1,202        3,703       (1,006)       2,697
  Real estate                            (683)        (571)      (1,254)      (1,427)      (1,309)      (2,736)
  Consumer                                103         (161)         (58)         232         (869)        (637)
                                       ------      -------      -------      -------      -------      -------
          Total loans                   1,175       (1,285)        (110)       2,508       (3,184)        (676)
Fed funds sold                            (26)         (27)         (53)         (83)         (14)         (97)
                                       ------      -------      -------      -------      -------      -------
Total interest earning assets (1)       1,082       (1,260)        (178)       4,366       (3,955)         411
                                       ------      -------      -------      -------      -------      -------
Interest-bearing liabilities:
Deposits:
  Demand and savings deposits             167         (216)         (49)         428         (744)        (316)
  Time deposits                           120         (554)        (434)         365       (1,686)      (1,321)
                                       ------      -------      -------      -------      -------      -------
Total interest-bearing deposits           287         (770)        (483)         793       (2,430)      (1,637)
Borrowings                                206         (296)         (90)       1,685       (1,152)         533
                                       ------      -------      -------      -------      -------      -------
Total interest-bearing liabilities        493       (1,066)        (573)       2,478       (3,582)      (1,104)
                                       ------      -------      -------      -------      -------      -------
Net interest income                    $  589      $  (194)     $   395      $ 1,888      $  (373)     $ 1,515
                                       ======      =======      =======      =======      =======      =======

(1) Computed on a fully tax equivalent basis, assuming a tax rate of 35%.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Net Income. Net income for the three months ended September 30, 1999 increased 5.4% to $3.2 million, compared to net income of $3.0 million for the three months ended September 30, 1998. Basic and diluted earnings per share in the third quarter of 1999 equaled $0.41, compared to $0.38 and $0.37, respectively, for the same period in 1998. Net interest income increased 3.5% while non-interest income increased 2.4% in the three months ended September 30, 1999, as compared to the same period in 1998, and non-interest expense increased 1.4%. The provision for possible loan losses increased 35% from the prior year period. The Company's net interest margin increased to 3.44% for the third quarter of 1999, compared to 3.42% for the same period in 1998. Increases in non-interest income resulted primarily from higher levels of fee income, particularly SBA net service fee income and financial planning fee income. The Company's return on average assets and return on average equity were 1.03% and 14.95%, respectively, in the third quarter of 1999, compared to 1.02% and 13.50%, respectively, in the third quarter of 1998. The Company's tangible earnings (net income excluding amortization of intangibles) for the three months ended September 30, 1999 were $3.5 million, or $0.44 per diluted share, representing an annualized return on tangible equity of 19.42%.

         Interest Income. Total interest income decreased 1.1% to $22.0 million for the three months ended September 30, 1999, compared to $22.3 million for the third quarter of 1998. This decrease resulted from a 34 basis point decrease in the average yield on earning assets offset in part by a $38.8 million increase in average earning assets. The increase in the average balance of loans of $46.8 million, or 6.1%, was consistent with the Company's emphasis on increasing the loan portfolio.

         The weighted average yield on interest-earning assets decreased to 7.78% during the three months ended September 30, 1999, compared to 8.12% during the same three month period in 1998. The Company's yield on average loans decreased from 8.66% during the three months ended September 30, 1998 to 8.11% during the three months ended September 30, 1999, primarily as a result of refinancing activity and competitive pressures on market interest rates. Yields on the investment portfolio increased slightly from 6.87% during the third quarter of 1998 to 6.95% during the third quarter of 1999.

         Interest Expense. Total interest expense decreased 4.4% to $12.5 million for the three months ended September 30, 1999, compared to $13.0 million for the three months ended September 30, 1998. Interest expense decreased due to a 44 basis point decrease in the cost of funds, offset in part by a $46.7 million, or 4.6%, increase in the average balance of interest-bearing liabilities.

         The Company's cost of funds decreased to 4.67% in the three months ended September 30, 1999 compared to 5.11% in the same period of 1998. The cost of funds benefited from the repricing of maturing certificates of deposit at lower rates, interest rate reductions on demand and savings deposits and the repayment and refinancing of higher rate FHLB advances in December 1998.

         Provision for Possible Loan Losses. The provision for possible loan losses was $405,000 for the three months ended September 30, 1999, compared to $300,000 for the third quarter of 1998. Total non-performing loans were $3.6 million at September 30, 1999 compared to $2.9 million at September 30, 1998. The allowance for possible loan losses at September 30, 1999 was $7.2 million, or .86% of total loans and 196.2% of non-performing loans compared to $6.6 million, or .85% of total loans and 226.6% of non-performing loans at September 30, 1998. Management's estimate of the adequacy of its allowance for possible loan losses is based upon its continuing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix and selected credits are factors that affect judgments concerning the adequacy of the allowance.

         Non-Interest Income. Total non-interest income was $2.6 million for the three months ended September 30,1999, compared to $2.5 million for the three months ended September 30, 1998. The following table sets forth the Company's non-interest income for the periods indicated:

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                          --------------         -------------
                                         1999        1998       1999       1998
                                         ------     ------     ------     ------
                                                      (In Thousands)
Trust and custodian fees                 $  624     $  542     $1,800     $1,561
Customer service fees                       576        543      1,655      1,537
Investment securities gains                --         --          296         24
Gains on sales of loans                     437        868      1,694      3,005
Other                                       927        552      2,153      1,435
                                         ------     ------     ------     ------
     TOTAL                               $2,564     $2,505     $7,598     $7,562
                                         ======     ======     ======     ======

         Trust and custodian fees increased 15.1% to $624,000 in the third quarter of 1999 from $542,000 in the third quarter of 1998. Growth in trust income continued to result primarily from the expansion of the customer base as well as higher asset values.

         Customer service fees, representing service charges on deposits and fees for other banking services, increased 6.1% in the third quarter of 1999 to $576,000 from $543,000 in the third quarter of 1998. Increased fee income related primarily to overdraft related fees.

         Gains on sales of loans totaled $437,000 for the three months ended September 30, 1999 compared to $868,000 for the three months ended September 30, 1998. During the third quarter of 1999, the Company sold $3.8 million of the guaranteed portion of its SBA and other government guarantee loan originations in the secondary market compared to $5.3 million during the third quarter of 1998, realizing gains of $305,000 in 1999 compared to $444,000 in 1998. Also, the Company recorded gains of $132,000 from the sales of residential loans during the third quarter of 1999 compared to $426,000 in 1998. Loan origination and sale activity during 1999 has declined due to the higher interest rate environment.

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

         Other income increased $375,000 to $927,000 in the third quarter of 1999 compared to $552,000 in the third quarter of 1998, primarily as a result of financial planning fee income of Chornyak which totaled $196,000 in 1999 with no comparable amount in 1998 and SBA net servicing income which increased $70,000 due to a decrease in amortization of servicing assets caused by lower prepayment levels.

         Non-Interest Expense. Total non-interest expense increased $101,000 to $7.2 million for the three months ended September 30, 1999, compared to $7.1 million for the three months ended September 30, 1998. The following table sets forth the Company's non-interest expense for the periods indicated:

                                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                     -------------          -------------
                                                    1999       1998       1999        1998
                                                   ------     ------     -------     -------
                                                                (In thousands)
Salaries and employee benefits                     $4,048     $3,841     $12,308     $11,914
Occupancy expense                                     432        390       1,230       1,159
Furniture, fixtures and equipment                     214        219         690         631
Data processing                                       284        221         906         798
Taxes other than income taxes                         173        268         684         720
Federal deposit insurance                              69         48         207         194
Amortization of goodwill and other intangibles        358        344       1,060       1,052
Other                                               1,617      1,763       4,871       5,869
                                                   ------     ------     -------     -------
          TOTAL                                    $7,195     $7,094     $21,956     $22,337
                                                   ======     ======     =======     =======

         Salaries and employee benefits increased $207,000, or 5.4%, and accounted for approximately 56.3% of total non-interest expense in the three months ended September 30, 1999 compared to 54.1% in the third quarter of 1998. The average full time equivalent staff was 383 in 1999 compared to 387 in 1998. The increase in expense was attributed to normal salary increases and higher benefit costs.

         Net occupancy expense increased 10.8% to $432,000 in the third quarter of 1999 from $390,000 in the third quarter of 1998. This increase was attributed to new branch locations opened in October 1998 and May 1999.

         Furniture, fixtures and equipment expense decreased $5,000, or 2.3% in the third quarter of 1999 from the comparable period of 1998.

         Data processing expense increased $63,000, or 28.5%, in the third quarter of 1999 from the comparable period of 1998. Increased costs in 1999 resulted from higher software and maintenance costs related to technological enhancements to the Company's data processing systems.

         Taxes other than income taxes decreased $95,000, or 35.4%, in the third quarter of 1999 compared to the third quarter of 1998. This decrease resulted from refunds received for prior year taxes as a result of the favorable outcome of a pending tax case.

         Federal deposit insurance expense increased $21,000 to $69,000 in 1999 from $48,000 in the third quarter of 1998.

         Amortization of goodwill and other intangible assets resulting from the application of purchase accounting in connection with the County acquisition totaled $315,000 during the third quarter of 1999 compared to $338,000 in the third quarter of 1998. This decrease was offset by $26,000 of goodwill amortization resulting from the Chornyak acquisition in 1999 and $14,000 relating to a December 1998 branch acquisition.

         Other non-interest expenses were $1.6 million during the third quarter of 1999 compared to $1.8 million in the third quarter of 1998. This decrease of $146,000, or 8.3%, resulted primarily from merger efficiencies and cost control initiatives.

         The efficiency ratio is one method used in the banking industry to assess profitability. It is defined as non-interest expense less amortization expense divided by the net revenue stream, which is the sum of net interest income on a tax-equivalent basis and non-interest income excluding net investment securities gains or losses. The Company's efficiency ratio was 55.0% for the third quarter of 1999, compared to 56.3% for the comparable period in 1998. Controlling costs and improving productivity, as measured by the efficiency ratio, is considered by management a primary factor in enhancing performance.

         Provision for Income Taxes. The Company's provision for Federal income taxes was $1.4 million, or 30.8% of pretax income, for the three months ended September 30, 1999 compared to $1.4 million, or 31.7% of pretax income, for the three months ended September 30, 1998. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans, earnings on bank-owned life insurance, and the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

         Net Income. Net income for the nine months ended September 30, 1999 was $9.1 million, or $1.16 per basic and diluted share, compared to net income of $8.0 million, or $1.01 per basic and diluted share, for the nine months ended September 30, 1998. Net interest income increased 4.8% and non-interest income increased .5% in the nine months ended September 30, 1999, as compared to the same period in 1998 while non-interest expense decreased 1.7%. Excluding the effects of non-recurring merger, integration and restructuring charges totaling $1.2 million that were recorded in the second quarter of 1998, non-interest expense increased 4.0%. The provision for possible loan losses increased 22.2% from the comparative period. The Company's net interest margin decreased to 3.50% for the nine months ended September 30, 1999, compared to 3.53% for the same period in 1998. The Company's return on average assets and return on average equity were 1.01% and 13.93%, respectively, for the nine months ended September 30, 1999, compared to .96% and 12.25%, respectively, for the nine months ended September 30, 1998. Adjusted for the effects of non-recurring charges in 1998, the Company's return on average assets and return on average equity were 1.05% and 13.46%, respectively, for the nine months ended September 30, 1998.

         Interest Income. Total interest income increased .3% to $65.2 million for the nine months ended September 30, 1999, compared to $65.0 million for the comparable period in 1998. This increase resulted from a $67.8 million increase in average earning assets for the nine months ended September 30, 1999 compared to 1998, offset in part by a 45 basis point decrease in the average yield on interest-earning assets. The average balance of loans increased $33.2 million, or 4.3%. The increase in loan balances was consistent with the Company's emphasis on loan growth to increase overall yields on earning assets.

         The weighted average yield on interest-earning assets decreased to 7.81% during the nine months ended September 30, 1999, compared to 8.26% during the comparable period in 1998. The Company's yield on average loans decreased from 8.72% during the nine months ended September 30, 1998 to 8.24% during the nine months ended September 30, 1999. The decrease in yield has resulted primarily from refinancing activity over the past year and competitive pressures on market rates. Yields on the investment portfolio decreased from 7.09% during 1998 to 6.77% during 1999. Investment yields during 1998 benefited from additional accretion of discounts on securities resulting from prepayments. Also, higher yielding securities have been maturing as well as prepaying and have been replaced with lower yielding securities.

         Interest Expense. Total interest expense decreased 2.9% to $36.4 million for the nine months ended September 30, 1999, compared to $37.5 million for the nine months ended September 30, 1998. Interest expense decreased due to a lower cost of funds, offset in part by a higher balance of interest-bearing liabilities during the first nine months of 1999, as compared to the same period in 1998. The average balance of interest-bearing deposit accounts increased $29.4 million, or 4.2%, during the nine months ended September 30, 1999 compared to 1998 while the average balance of borrowings increased 14.9%, from $272.3 million to $312.9 million.

         The Company's cost of funds decreased to 4.67% for the nine months ended September 30, 1999 compared to 5.16% for the same period of 1998, primarily due to the repricing of maturing certificates of deposit at lower rates, interest rate reductions on demand and savings accounts and the repayment and refinancing of higher rate FHLB advances in December 1998.

         Provision for Possible Loan Losses. The provision for possible loan losses was $1.1 million for the nine months ended September 30, 1999, compared to $925,000 for the nine months ended September 30, 1998 and was considered sufficient to maintain the Company's allowance for possible loan losses at an adequate level. The increased provision in 1999 resulted primarily from increases in, as well as a change in the mix of, the loan portfolio.

         Non-Interest Income. Total non-interest income was $7.6 million for both the nine months ended September 30, 1999 and 1998. Increases in fee and other income were offset by decreases in gains on sales of loans. During the nine months ended September 30, 1999, the Company sold approximately $16.6 million of the guaranteed portion of its SBA and other government guaranteed loan originations in the secondary market compared to $18.6 million in the first nine months of 1998, realizing gains of $1.1 million in 1999, compared to gains of $1.7 million in 1998. In addition, the Company sold $36.4 million of residential real estate loans realizing gains of $610,000 in the first nine months of 1999, compared to $1.3 million of gains on sales of loans totaling $74.1 million in 1998.

         Customer service fees, representing service charges on deposits and fees from other banking services, increased 7.7% for the nine months ended September 30, 1999 to $1.7 million. Trust income increased 15.3% to $1.8 million in 1999, from $1.6 million in 1998. Growth in trust and custodian fees resulted primarily from the expansion of the customer base and higher asset values. The $718,000 increase in other income to $2.1 million in 1999 compared to $1.4 million in 1998 resulted primarily from financial planning fee income of $440,000 with no comparable amount in 1998, higher levels of electronic banking fee income and increased earnings from bank-owned life insurance.

         Non-Interest Expense. Excluding non-recurring merger, integration and restructuring charges of $1.2 million in 1998, non-interest expenses increased $841,000, or 4.0%, during the first nine months of 1999 compared to the same period in 1998. This increase generally resulted from expansion of the Company's operating and loan production activities over the later part of 1998, offset in part by efficiencies achieved from the May 1998 merger of the Company's banking subsidiaries. For the nine months ended September 30, 1999, the Company's efficiency ratio was 56.8%, compared to 56.5% for the nine months ended September 30, 1998.

         Excluding non-recurring merger, integration and restructuring salary and employee benefits expense of $378,000 in 1998, such expenses increased $772,000, or 6.7% primarily as a result of staff additions associated with increased loan production activities. Adjusted for non-recurring expenses in 1998, salaries and employee benefits accounted for 56.1% of total non-interest expense for the nine months ended September 30, 1999 compared to 54.6% in 1998. The average full-time equivalent staff was 385 in 1999 compared to 383 in 1998.

         Net occupancy expense increased 6.1%, or $71,000 for the first nine months of 1999 compared to the first nine months of 1998. This increase resulted primarily from higher costs associated with new branch facilities opened and acquired in the fourth quarter of 1998 and second quarter of 1999.

         Furniture, fixtures and equipment expense increased $59,000, or 9.4% for the nine months ended September 30, 1999 compared to the same period in 1998. The increase in furniture and equipment expense was due principally to higher depreciation costs.

         Data processing expense totaled $906,000 for the nine months ended September 30, 1999, compared to $798,000 in 1998. Higher costs in 1999 have resulted from equipment and software enhancements due to technological advancements.

         Taxes other than income taxes decreased $36,000, or 5.0%, for the first nine months in 1999 compared to the same period in 1998. This decrease resulted from credits for overpayment of taxes in prior years, discussed previously.

         Federal deposit insurance expense increased $13,000 to $207,000 in 1999 from $194,000 in 1998.

         Amortization of goodwill and other intangible assets approximated $1.1 million during both the nine months ended September 30, 1999 and 1998.

         Excluding $844,000 of non-recurring merger, integration and restructuring charges in 1998, other non-interest expenses decreased to $4.9 million during the nine months ended September 30, 1999 from $5.0 million during the same period in 1998. This decrease resulted primarily from efficiencies achieved from the May 1998 merger of the Company's banking subsidiaries and cost control initiatives.

         Provision for Income Taxes. The Company's provision for Federal income taxes was $4.2 million, or 31.4% of pretax income, for the nine months ended September 30, 1999 compared to $3.7 million, or 31.6% of pretax income, for the nine months ended September 30, 1998. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans, earnings on bank-owned life insurance, and the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense.

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

         Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as "other real estate owned" until such time as it is sold or otherwise disposed of. The Company owned $476,000 of such property at September 30, 1999 and $512,000 at September 30, 1998.

         Non-performing loans totaled $3.6 million, or 0.44% of total loans, at September 30, 1999, compared to $2.9 million, or 0.38% of total loans, at September 30, 1998. Non-performing assets totaled $4.1 million, or .33% of total assets at September 30, 1999, compared to $3.4 million, or .29% of total assets at September 30, 1998. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the table below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms. The following is an analysis of the composition of non-performing assets and restructured loans:

                                                             SEPTEMBER 30,
                                                         1999          1998
                                                        ------        ------
                                                       (DOLLARS IN THOUSANDS)
Non-accrual loans                                       $2,368        $  298
Accruing loans 90 days or more past due                  1,280         2,616
                                                        ------        ------
Total non-performing loans                               3,648         2,914
Other real estate owned                                    476           512
                                                        ------        ------
Total non-performing assets                             $4,124        $3,426
                                                        ======        ======
Restructured loans                                      $2,986        $   --
                                                        ======        ======

Non-performing loans to total loans                       0.44%         0.38%
Non-performing assets to total assets                     0.33%         0.29%
Non-performing loans plus restructured
  loans to total loans                                    0.80%         0.38%

         Restructured loans consist of one loan that was restructured in May 1999. At September 30, 1999, this loan was current in accordance with its restructured terms.

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

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                                 1999            1998            1999            1998
                                                               --------        --------        --------        --------
                                                                               (DOLLARS IN THOUSANDS)
Balance at beginning of period                                 $  6,873        $  6,662        $  6,643        $  6,617
Provision charged to expense                                        405             300           1,130             925
Loans charged-off                                                  (384)           (544)         (1,168)         (1,445)
Recoveries of loans previously charged off                          264             185             553             506
                                                               --------        --------        --------        --------
Balance at end of period                                       $  7,158        $  6,603        $  7,158        $  6,603
                                                               ========        ========        ========        ========
Loans outstanding at end of period                             $830,238        $776,658             N/A             N/A
Average loans outstanding                                      $817,725        $770,892        $800,817        $767,658
Allowance as a percentage of loans outstanding                     0.86%           0.85%            N/A             N/A
Net charge-offs to average loans (annualized)                      0.06%           0.18%           0.10%           0.16%
Allowance for possible loan losses to non-performing loans        196.2           226.6             N/A             N/A
Allowance for possible loan losses to non-performing loans
  Plus restructured loans                                         107.9           226.6             N/A             N/A


         The allowance for possible loan losses totaled $7.2 million at September 30, 1999, representing .86% of total loans, compared to $6.6 million at September 30, 1998, or .85% of total loans. Charge-offs represent the amount of loans actually removed as earning assets from the balance sheet due to uncollectibility. Amounts recovered on previously charged-off assets are netted against charge-offs, resulting in net charge-offs for the period. Net loan charge-offs for the three months and nine months ended September 30, 1999 were $120,000 and $615,000, respectively, compared to net charge-offs of $359,000 and $939,000, respectively, for the same periods in 1998. Charge-offs have been made in accordance with the Company's standard policy and have occurred primarily in the commercial and consumer loan portfolios.

         The allowance for possible loan losses as a percentage of non-performing loans ("coverage ratio"), was 196.2% at September 30, 1999, compared to 226.6% at September 30, 1998. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the adequacy of the allowance by management. Total non-performing loans as a percentage of total loans remained a relatively low 0.44% of total loans at September 30, 1999.

COMPARISON OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998 FINANCIAL CONDITION

         Total assets were $1.24 billion at September 30, 1999, compared to $1.18 billion at December 31, 1998, an increase of $54.9 million, or 4.6%.

         Total investment securities decreased by $3.0 million to $324.6 million at September 30, 1999 compared to December 31, 1998. The Company's general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its investment securities as available-for-sale. At September 30, 1999, 93.2% of the total investment portfolio was classified as available-for-sale, while those securities which the Company intends to hold to maturity represented the remaining 6.8%. This compares to 91.9% and 8.1% classified as available-for-sale and held to maturity, respectively, at December 31, 1998.

         Total loans increased $53.2 million to $830.2 million at September 30, 1999 compared to December 31, 1998. Management continues to emphasize increasing earning assets and earning asset yields with the loan portfolio.

         Premises and equipment increased from $12.9 million at December 31, 1998 to $14.5 million at September 30, 1999. This increase has resulted primarily from the construction of a new branch facility in New Albany, Ohio which opened in the second quarter of 1999.

         Other assets increased from $21.7 million at December 31, 1998 to $23.4 million at September 30, 1999 primarily as a result of increases in the cash surrender value of bank-owned life insurance, prepaid expenses and accounts receivable associated with lending activities.

         Total deposits decreased to $789.3 million at September 30, 1999 from $789.6 million at December 31, 1998. The Company continues to emphasize growth in its existing retail deposit base provided incremental deposit growth is cost effective compared to alternative funding sources. Total interest-bearing deposits accounted for 91.4% of total deposits at September 30, 1999, compared to 91.7% at December 31, 1998.

         Total borrowings, including federal funds purchased, increased $61.5 million to $358.3 million at September 30, 1999, compared to $296.8 million at December 31, 1998. This increase resulted primarily from funding needs associated with increases in the loan portfolio.


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

         The Company's principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB as well as other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. The investment portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $302.7 million were classified as available-for-sale as of September 30, 1999, representing 93.2% of the total investment portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity.

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

         The Company obtained a $15 million term loan with a financial institution in order to partially fund the acquisition of County. This loan has an outstanding balance of $6.3 million at September 30, 1999. Under the terms of the loan agreement, the Company is required to make quarterly interest payments and annual principal payments, based on a ten-year amortization, which commenced in February 1998. The unpaid loan balance is due in full September 1, 2003. The loan agreement also contains certain financial covenants, all of which the Company was in compliance with at September 30, 1999.

         Shareholders' equity at September 30, 1999 was $83.6 million, compared to prior year-end shareholders' equity of $87.5 million, a decrease of $3.9 million. This decrease resulted from purchases of treasury stock (net) totaling $6.9 million and the change in unrealized holding losses on available for sale securities, offset in part by the retention of earnings (net of dividends paid).

         Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At September 30, 1999, the Company had a total risk-based capital ratio of 10.1%, of which 9.3% consisted of Tier 1 capital. The leverage ratio for the Company at September 30, 1999, was 6.3%.

         Cash dividends paid to shareholders of the Company totaled $3.3 million, or $0.420 per share, during the first nine months of 1999. This compares to dividends of $3.2 million, or $0.405 per share, for the same period in 1998. Cash dividends paid as a percentage of net income amounted to 36.2% and 40.3% for the nine months ended September 30, 1999 and 1998, respectively.

         In April 1999 the Company issued 82,000 common shares in connection with the acquisition of Chornyak, a full service financial planning company. The Company also entered into a five-year employment agreement with the sole shareholder of Chornyak. Under the terms of such agreement, the Company granted this individual an option to purchase up to 30,000 common shares, subject to a four-year vesting schedule.

         On October 18, 1999, the Company completed an offering of $20 million aggregate liquidation amount of 9.875% Capital Securities, Series A, due 2029. These securities represent preferred beneficial interests in BFOH Capital Trust I, a special purpose trust formed for the purpose of the offering. The proceeds from the offering were used by the Trust to purchase Junior Subordinated Deferrable Interest Debentures from the Company. Under Federal Reserve Board regulations, these Capital Securities may represent up to 25% of a bank holding company's Tier I capital. The Company intends to use the net proceeds from the offering for general corporate purposes, including the repurchase of common stock and the purchase of securities by FNB.

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

CONTINGENCIES AND UNCERTAINITIES - YEAR 2000

         The Year 2000 Issue concerns the potential liability of information systems to properly recognize and process data-sensitive information beyond December 31, 1999. This could cause a system failure or other computer errors, leading to a disruption in the operation of such systems. This concern includes both the impact such failure might have on the Company as well as its customers.

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

         To date, costs associated with required modifications necessary to become Year 2000 compliant have approximated $300,000 and primarily represent equipment and software purchases. The Company estimates that it will incur additional costs of no more than $100,000 for equipment and software purchases relating to Year 2000 compliance. These cost estimates are based on currently available information and may change as the Company continues its Year 2000 project.


                                     ITEM 3:

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Management's Discussion and Analysis - Interest Rate Risk Management" in the Company's 1998 Annual Report to Shareholders. The following summarizes the Company's simulations of net interest income and net present value (NPV) as of June 30, 1999, the most recent period for which this information is available:

                                           PROJECTED   CHANGE FROM   % CHANGE FROM
   CHANGE IN INTEREST RATES                  AMOUNT        BASE          BASE
-----------------------------               -------       -------       ------

Net interest income:
     200 basis point increase               $39,624        (1,077)       (2.65)%
     Base scenario-no change                 40,701           N/A          N/A
     200 basis point decrease                40,164          (537)       (1.32)

NPV:
     200 basis point increase                72,592       (23,777)       (24.67)
     Base scenario                           96,369           N/A          N/A
     200 basis point decrease                97,108           739         0.77

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

                                   BancFirst Ohio Corp.
                                   (Registrant)

Date:    November 12, 1999         /s/ Gary N. Fields
                                   ------------------
                                   Gary N. Fields
                                   President and
                                   Chief Executive Officer

Date:    November 12, 1999         /s/ Kim M. Taylor
                                   -----------------
                                   Kim M. Taylor
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)