Form 10-K
period 1999-12-31
BANCFIRST OHIO CORP
filed 2000-03-08
CIK 868572

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                              Commission file number
    December 31, 1999                                           0-18840
    -----------------                                           -------

                              BancFirst Ohio Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Ohio                                           31-1294136
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification No.)
incorporation or organization)

             422 Main Street
             Zanesville, Ohio                                43701
----------------------------------------    ------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code (740) 452-8444.
                                                   --------------
Securities registered pursuant to Section 12 (b) of the Act:


                                                    Name of each exchange
      Title of each class                           on which registered
------------------------------------        ------------------------------------

             None                                            None
------------------------------------        ------------------------------------


Securities registered pursuant to Section 12 (g) of the Act:


           Title of each class
---------------------------------------------

        Common Stock, no par value
---------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 1, 2000 the approximate aggregate market value of the voting stock beneficially owned by non-affiliates of the registrant was $166,791,000 computed on the basis of $20.375 per share, the closing sales price on the NASDAQ - National Market on March 1, 2000. On that date, 7,551,576 shares of Common Stock, no par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

         Portions of the registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, pursuant to Regulation 14A, are incorporated by reference into Items 10, 11, 12 and 13 of
Part III of this annual report.

                                TABLE OF CONTENTS
                                -----------------

PART I                                                             Page(s)

Item 1 -      Business..............................................   4
Item 2 -      Properties............................................  15
Item 3 -      Legal Proceedings.....................................  16
Item 4 -      Submission of Matters to a Vote of
                Security Holders....................................  16

PART II

Item 5 -      Market for Registrant's Common Equity and
                Related Stockholder Matters.........................  17
Item 6 -      Selected Financial Data...............................  18
Item 7 -      Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations..........................................  19
Item 8 -      Financial Statements and Supplementary Data...........  34
Item 9 -      Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure..............  61

PART III

Item 10 -     Directors and Executive Officers of the
                Registrant..........................................  61
Item 11 -     Executive Compensation................................  61
Item 12 -     Security Ownership of Certain Beneficial
                Owners and Management...............................  61
Item 13 -     Certain Relationships and Related
                Transactions........................................  61
PART IV

Item 14 -     Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K.............................  62

Signatures..........................................................  63

ITEM 1:  BUSINESS
-----------------

GENERAL

         The Company was organized as a bank holding company under the laws of the State of Ohio. It conducts a full-service commercial and retail banking business through its wholly-owned subsidiary, The First National Bank of Zanesville ("FNB"). Effective May 16, 1998, the Company merged its two other banking subsidiaries, Bellbrook Community Bank ("Bellbrook") and County Savings Bank ("County") with FNB under the national bank charter of FNB. The Company also owns 100% of the outstanding common shares of BFOH Capital Trust I, a special purpose trust that was formed in October 1999 for the purpose of issuing capital securities. FNB owns a full service financial planning company that conducts business under the name Chornyak & Associates, Inc. ("Chornyak"). Chornyak was acquired in April 1999.

         The Company is headquartered in Zanesville, Ohio, the county seat of Muskingum County. Through FNB, the Company operates 22 full-service banking facilities which serve Muskingum, Licking, Franklin, Greene and Montgomery Counties, Ohio. Its primary market extends along Interstate 70 in central Ohio and includes the markets of Zanesville, Newark, Columbus, and Dayton. The Company primarily focuses on providing personalized, high quality and comprehensive banking services in order to develop and maintain long-term relationships with customers. FNB offers a wide range of banking services, including:

       - commercial and commercial real estate loans;
       - Small Business Administration loans;
       - residential real estate loans;
       - consumer loans;
       - personal and business checking accounts;
       - savings accounts;
       - demand and time deposits;
       - safe deposit services; and
       - trust, private banking, financial planning and investment services.

COMPANY STRATEGY

         The Company believes its profitability in recent years is in part attributable to a growth strategy that it began implementing in 1992. At December 31, 1991, the Company had nine branch offices with assets of $298.2 million (as originally reported), an equity to assets ratio of 11.82% (as originally reported), and operations heavily concentrated in Muskingum County. Management believed that increased size would allow the Company to:

       - take advantage of increased operating efficiencies associated with the attendant economies of scale;
       - achieve greater diversification of its markets and products;
       - enhance shareholder value by more effectively leveraging its equity capital; and
       - more effectively position itself to take advantage of acquisition opportunities in the rapidly changing financial services industry.

         Given its significant market share in its primary market area, the Company recognized that its desired growth would have to come primarily from expansion into new markets. In recognition of these factors, management undertook a growth strategy which emphasized:

       - acquiring existing branch locations from competing institutions as well as de novo branching;
       - increasing lending to small businesses through the formation of small business lending centers outside Muskingum County;
       - acquiring bank and thrift holding companies;
       - expanding trust, private banking and investment services; and
       - improving technology to enhance services and manage the cost of operations.

         The Company believes that it has been successful in implementing its strategy. In 1992, FNB acquired a $30.6 million branch of a savings and loan association in Dresden, Ohio. Later in 1992, FNB opened the first of four small business lending centers to serve small businesses and specialize in loans guaranteed by the U.S. Department of Commerce, Small Business Administration ("SBA"). During 1997, 1998 and 1999, FNB was the largest originator of SBA 7(a) loans in Ohio. FNB has also been awarded the designation of Preferred Lender by the SBA. Currently, FNB has small business lending centers located in Cleveland, Columbus, Cincinnati and Dayton, Ohio, Indianapolis, Indiana, Louisville, Kentucky and Detroit, Michigan.

         The 1995 acquisition of Bellbrook provided access to the Dayton metropolitan market. In August 1996, the Company acquired County which had total assets of approximately $554 million. In October 1998, FNB opened a new branch location in Washington Township, Ohio, located in the Dayton metropolitan market. In April 1999 the Company acquired Chornyak, a full service financial planning company. An additional branch location was opened in May 1999 in New Albany, Ohio, a rapidly growing suburb of Columbus, Ohio. As a result of this growth strategy, the Company's assets have increased by more than $800 million since December 31, 1991.

         The Company's Board of Directors and management intend to seek continued controlled growth of the organization through selective acquisitions of banks and/or savings and loan associations. The objectives of such acquisitions will be to:

- increase the opportunity for quality earning asset growth, deposit generation and fee-based income opportunities;
- diversify the earning assets portfolio and core deposit base through expansion into new geographic markets;
- improve the potential profits from its combined operations through economies of scale; and
-        enhance shareholder value.

          In furtherance of such objectives, the Company intends to continue its pursuit of business combinations which fit its strategic objectives of growth, diversification and market expansion and which provide the potential for enhanced shareholder value. At the present time, the Company does not have any understanding or agreements for any acquisition or combination, except for the acquisition of Milton Federal Financial Corporation as discussed under "Recent Developments".


RECENT DEVELOPMENTS

         On January 13, 2000 the Company entered into an agreement to acquire Milton Federal Financial Corporation ("Milton") whereby Milton would be merged into the Company. Under the terms of the agreement, the Company will exchange
 .444 shares of its common stock and $6.80 for each of the issued and outstanding shares of Milton. It will also redeem Milton's outstanding stock options for cash equal to the acquisition price per share less the exercise price of the options prior to closing. Based on the Company's closing price of $20.375 per share on January 12, 2000, the transaction would be valued at approximately $33 million. The Company will account for the merger as a purchase and expects to consummate the merger in the second quarter of 2000, pending approval by Milton's shareholders, regulatory approvals and other customary conditions of closing. Milton has granted the Company an option to purchase up to 19.9% of Milton's outstanding shares upon the occurrence of certain events.

         At December 31, 1999, Milton had total assets of $260.0 million, deposits of $166.3 million and shareholders' equity of $25.3 million. For its fiscal year ended September 30, 1999 and the quarter ended December 31, 1999, Milton reported net income of $1.6 million and $449,000, respectively.


RISK FACTORS

THE COMPANY MAY NOT BE ABLE TO SUCCESSFULLY MANAGE ITS GROWTH.

         The Company's general strategy for growth has been to acquire banks and related businesses that it believes are compatible with its business. The Company completed the acquisition of County in 1996. At that time, County had total assets approximately equal to the Company's total assets. Since the completion of the acquisition, the Company has worked to integrate County's operations and personnel with FNB. Because the Company did not have systems and infrastructure in place at the time of the acquisition to accommodate the resulting doubling of its size, a greater amount of time than initially anticipated has been spent developing systems to accommodate the growth that resulted from this acquisition. At present, the Company believes its infrastructure is now in place to accommodate additional growth from acquisitions. To the extent that the Company continues to grow, it cannot give assurance that it will be able to adequately and efficiently manage such growth. Moreover, it may not be able to obtain regulatory approval for any acquisition it may want to make. Acquiring other banks and businesses will involve risks, including:

       - potential exposure to liabilities of banks and businesses it acquires;
       - difficulty and expense of integrating the operations and personnel of banks and businesses;
       - potential disruption of its businesses;
       - inability to hire and train a sufficient number of skilled employees;
       - impairment of relationships with customers of the bank and businesses it acquires; and
       - incurrence of amortization expense for any acquisition accounted for as a purchase.

         If the Company fails to manage its growth effectively, its business, financial condition and results of operations could be materially and adversely affected.

CHANGING ECONOMIC CONDITIONS AND GEOGRAPHIC CONCENTRATION IN ONE MARKET MAY UNFAVORABLY IMPACT THE COMPANY

         The operations of the Company are concentrated in the State of Ohio. As a result of this geographic concentration, the Company's results depend largely upon economic conditions in this area. A deterioration in economic conditions in this markets could:

       - increase loan delinquencies;
       - increase problem assets and foreclosures;
       - increase claims and lawsuits;
       - decrease demand for the Company's products and services; and
       - decrease the value of collateral for loans, especially real estate, in turn reducing customers' borrowing power, the value of assets associated with problem loans and collateral coverage.

THE COMPANY MAY BE UNABLE TO INTEGRATE SUCCESSFULLY OPERATIONS OR TO ACHIEVE EXPECTED COST SAVINGS ASSOCIATED WITH THE MILTON ACQUISITION

         The earnings, financial condition and prospects of the Company following the proposed merger with Milton will depend in part on the Company's ability to integrate successfully Milton's operations and to continue to implement its own business plan. Among the issues which the Company could face are:

       - unexpected problems with risks, operations, personnel, technology or credit;
       - loss of customers and employees of Milton;
       - difficulty in working with Milton's employees and customers;
       - the assimilation of new operations, sites and personnel could divert resources from regular banking and operations;
       - operations acquired by the Company may not generate enough revenue to offset acquisition costs; and
       - instituting and maintaining uniform standards, controls, procedures and policies.

         Further, although the Company's Board of Directors anticipates cost savings as a result of the merger to be meaningful, the Company may be unable to fully realize any of the potential cost savings expected. Finally, any cost savings which are realized may be offset by losses in revenues or other charges to earnings.

THE COMPANY MAY BE UNABLE TO MANAGE INTEREST RATE RISKS, WHICH COULD REDUCE ITS NET INTEREST INCOME.

         The Company's results of operations are affected principally by net interest income, which is the difference between interest earned on loans and investments and interest expense paid on deposits and other borrowings. The Company cannot predict or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, affect interest income and interest expense. The Company takes measures intended to manage the risks from changes in market interest rates. However, changes in interest rates can still have a material adverse effect on the Company's profitability.

         In addition, certain assets and liabilities may react in different degrees to changes in market interest rates. For example, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while interest rates on other types may lag behind. Some of the Company's assets, such as adjustable rate mortgages, have features including rate caps, which restrict changes in their interest rates.

         Interest rates are highly sensitive to many factors that are beyond the Company's control. Some of these factors include:

       - inflation;
       - recession;
       - unemployment;
       - money supply;
       - international disorders; and
       - instability in domestic and foreign financial markets.

Changes in interest rates may affect:

       - the level of voluntary prepayments on loans; and
       - the receipt of payment on mortgage-backed securities resulting in the receipt of proceeds that may be reinvested at a lower rate than the loan or mortgage-backed security being prepaid.

         Although the Company pursues an asset-liability management strategy designed to control its risk from changes in market interest rates, changes in interest rates can still have a material adverse effect on its profitability.

CHANGES IN THE SBA PROGRAM OR INCREASED COMPETITION FOR SUCH LOANS COULD ADVERSELY AFFECT THE COMPANY'S PROFITABILITY

         The SBA lending program is a federal government program. The U.S. Congress continues to scrutinize government programs, including the SBA lending program. The Company cannot provide assurance that its participation in the SBA lending program will continue in its present manner. The company's strategic plan includes an emphasis on continued growth of its SBA lending program. Loans generated through this program contain portions (typically 75%) which are guaranteed by the government. The Company has typically sold these guaranteed portions in the secondary market. The non-interest income the Company generates from these sales has been an important source of revenue for the Company, and continues to play a significant role in earnings. Future non-interest income from these activities depends on the Company's ability to originate and sell loans under the SBA lending program. If the U.S. Congress changes the SBA lending program, or if the Company has increased competition for such loans, its operating results could be adversely affected.


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

REGULATION AND SUPERVISION

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

         REGULATORY DIVIDEND RESTRICTIONS. The Company is a legal entity separate and distinct from its subsidiaries. The principal source of cash flow of the Company, including cash flow to pay dividends on the Company's common stock and debt service on its debt (including distributions to the Trust for payment of distributions on the Trust Preferred Capital Securities), is dividends from its subsidiaries. Various federal regulations limit the amount of dividends that may be paid to the Company by FNB without regulatory approval. These regulatory limitations on dividends, coupled with other regulatory provisions discussed below, may have the effect of exacerbating any future financial difficulties by further reducing the availability of funding sources.

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

         Under the risk-based capital standard, the minimum consolidated ratio or total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) required by the FRB for bank holding companies, such as the Company, is currently 8%. At least one-half of the total capital must be composed of common equity, retained earnings, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain items such as goodwill and certain other intangible assets ("Tier 1 capital"). The remainder may consist of qualifying hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier 1 capital and a limited amount of loan and lease loss reserves ("Tier 2 capital"). As of December 31, 1999, the Company's Tier 1 and total capital to risk-adjusted assets ratios were 11.4% and 12.3%, respectively.

         In addition to the risk-based standard, the Company is subject to minimum leverage ratio guidelines. The leverage ratio is defined to be the ratio of a bank holding company's Tier 1 capital to its total consolidated quarterly average assets less goodwill and certain other intangible assets (the "Leverage Ratio"). These guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies that have the highest supervisory rating. All other bank holding companies must maintain a minimum Leverage Ratio of at least 4% to 5%. Neither the Company nor FNB has been advised by the appropriate federal banking regulator of any specific Leverage Ratio applicable to it. As of December 31, 1999, the Company's Leverage Ratio was 7.8%.

         The OCC has established capital requirements for banks under its jurisdiction that are substantially similar to those imposed by the FRB on bank holding companies. As of December 31, 1999, FNB had capital in excess of such minimum regulatory capital requirements.

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

         The federal financial institution regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the total capital ratio, Tier 1 capital ratio and the Leverage Ratio. Under the regulations, a national bank will be: (i) "well capitalized" if it has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a Leverage Ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater and a Leverage Ratio of 4% or greater (3% in certain circumstances) and is not "well capitalized," (iii) "undercapitalized" if it has a total capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% or a Leverage Ratio of less than 4% (3% in certain circumstances); (iv) "significantly undercapitalized" if it has a total capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a Leverage Ratio of less than 3%; and (v) "critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets. In addition, a depository institution's primary federal regulatory agency is authorized to downgrade the depository institution's capital category to the next lower category upon a determination that the depository institution is an unsafe or unsound condition or is engaged in an unsafe or unsound practice. An unsafe or unsound practice can include receipt by the institution of a less than satisfactory rating on its most recent examination with respect to its asset quality, management, earnings, or liquidity. As of December 31, 1999, FNB had capital levels that met "well capitalized" standards under such regulations.

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

LENDING PRACTICES

         Loan Portfolio Composition. In accordance with its lending policies, the Company strives to maintain a diversified loan portfolio. The following table sets forth in dollar amounts the composition of the Company's loan portfolio for the past five years:


                                                                               DECEMBER 31,
                                        ------------------------------------------------------------------------------------------
                                             1999              1998                1997              1996               1995
                                        ---------------   ---------------     ---------------   ---------------    ---------------
                                                                             (IN THOUSANDS)
Residential mortgage                         $ 327,294         $ 353,635           $ 363,333         $ 337,911          $ 105,604
Construction mortgage                            9,484            10,203               9,215             7,716              2,859
Commercial, financial and industrial           411,489           323,544             302,098           299,630            107,015
Consumer                                       101,500            89,681              86,381            76,598             53,340
                                        ---------------   ---------------     ---------------   ---------------    ---------------
         Total loans                           849,767           777,063             761,027           721,855            268,818
Allowance for possible loan losses             (7,431)           (6,643)             (6,617)           (6,599)            (3,307)
                                        ---------------   ---------------     ---------------   ---------------    ---------------
Net loans                                    $ 842,336         $ 770,420           $ 754,410         $ 715,256          $ 265,511
                                        ===============   ===============     ===============   ===============    ===============


         The Company's loan portfolio totaled $842.3 million at December 31, 1999, representing 66.1% of total assets. At December 31, 1998, 1997 and 1996, the Company's loan portfolio represented 65.2%, 69.8% and 67.7% of total assets, respectively.

         Residential mortgage. At December 31, 1999, residential mortgages outstanding represented 38.5% of total loans. The Company originates loans secured by first lien mortgages on single-family residences located mainly in its market areas. The Company originates adjustable and fixed-rate products with a maturity of up to 30 years, although these loans may be repaid over a shorter period due to prepayments and other factors. These loans generally have a maximum loan to value ratio of 80%, although this ratio could go to 100% under certain circumstances. The Company primarily retains adjustable-rate loans, and the associated servicing, in its portfolio.

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

         Fixed-rate mortgage products offered by the Company are generally sold in the secondary market, thus limiting the interest rate risk inherent in maintaining a large portfolio of long-term, fixed-rate assets. The Company sells such loans on both a servicing-retained and servicing-released basis.

         Construction mortgage. At December 31, 1999, construction mortgages outstanding represented 1.1% of total loans. The Company originates loans to construct commercial real estate properties and to construct single-family residences. For owner occupied commercial construction properties, the maximum loan to value ratio is generally 75%. For non-owner occupied commercial construction properties, the maximum loan to value ratio is generally 70%. For residential construction properties, the guidelines for residential mortgages apply. All construction loans are secured by first lien mortgages. These construction lending activities generally are limited to the Company's primary market area.

         Commercial. At December 31, 1999, commercial loans outstanding represented 48.4% of total loans. The Company originates commercial loans for various business purposes including the acquisition and refinancing of commercial real estate. Such loans are originated for commercial purposes or secured by commercial real estate. The majority of the Company's commercial real estate loans are secured by first liens on owner-occupied properties, a majority of which is located in the Company's primary market areas. The Company's underwriting policy for commercial real estate loans generally requires that the ratio of the loan amount to the value of the collateral cannot exceed 75%. At December 31, 1999, the Company's largest commercial loan had a principal balance of $5.2 million.

         The Company is active in the SBA Section 7(a) lending program. Under this program, a portion of qualifying loans (typically 75%) is guaranteed by the SBA. The SBA guaranteed loans are adjustable-rate loans made at prime rate plus a margin. The Company also originates loans under the Farmer's Home Administration Business and Industry (Farmer's B&I) and other government guarantee programs. The Company generally sells the guaranteed portions of originated loans through these programs while retaining the rights to service these loans. At December 31, 1999, the guaranteed portion of loans that were held-for-sale totaled $3.6 million, while the unguaranteed portion of loans held by the Company in its portfolio totaled $28.1 million.

         Management continues to seek growth opportunities in small business lending. To date, the Company has established small business lending centers in the Columbus, Cleveland, Cincinnati and Dayton Ohio and Indianapolis, Indiana, Louisville, Kentucky and Detroit, Michigan market areas. The Columbus location is the center for the Company's small business lending operations. In determining future activities in this area, management continually assesses the uncertainties that exist surrounding government programs, including the SBA, due to scrutiny by the United States Congress.

         Consumer. At December 31, 1999, consumer loans outstanding represented 12.0% of total loans. The Company originates consumer loans which are primarily for personal, family or household purposes, in order to offer a full range of financial services to its customers. The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Home equity loans are secured by first or second lien mortgages. Home equity loans generally have loan to value ratios of 80% to 90%, but could go as high as 100% under certain circumstances. At December 31, 1999, 43% of the Company's consumer loans consisted of home equity loans.

         At December 31, 1999, 50% of the Company's consumer loans consisted of direct and indirect loans to finance the purchase of new and used automobiles and the remainder of the consumer loans consisted of loans for various other individual purposes. The targeted loan to value ratio for loans secured by new and used automobiles is 80%. Depending on market conditions and customer credit ratings, the Company may lend up to a 100% loan to value ratio.

         Loan maturities and repricing periods of the loan portfolio at December 31, 1999 were as follows:


                                            WITHIN ONE         ONE TO FIVE       AFTER FIVE
                                               YEAR               YEARS             YEARS              TOTAL
                                           --------------     --------------    --------------     --------------
Commercial                                     $ 152,278          $ 188,878          $ 70,333          $ 411,489
Real estate mortgage                             134,165            148,962            44,167            327,294
Real estate - construction                         5,485              3,351               648              9,484
Consumer                                          47,005             42,694            11,801            101,500
                                           --------------     --------------    --------------     --------------
                                               $ 338,933          $ 383,885         $ 126,949          $ 849,767
                                           ==============     ==============    ==============     ==============
Loans due after one year with:
         Floating rates                                                                                $ 343,348
         Predetermined rates                                                                             167,486

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

                                                                OBLIGATIONS
                                                                  OF STATE
                                                OTHER U.S.          AND           MORTGAGE-       CORPORATE
                                    U.S.        GOVERNMENT       POLITICAL          BACKED       OBLIGATIONS
                                 TREASURY        AGENCIES       SUBDIVISIONS      SECURITIES     AND OTHER
                                ------------    -----------     ------------     -----------    ------------
                                                           (DOLLARS IN THOUSANDS)
DECEMBER 31, 1999
----------------------------
SECURITIES
  AVAILABLE-FOR-SALE:
Maturity/Repricing
Within one year                     $    --        $    --         $     --       $  14,212         $    --
After one through five years            252             --              813          96,322          12,335
After five through ten years             --          1,408            8,046          83,562          18,212
After ten years                          --          3,871           14,156          18,046          39,214
                                ------------    -----------     ------------     -----------    ------------
Total carrying value               $    252      $   5,279        $  23,015       $ 212,142       $  69,761
                                ============    ===========     ============     ===========    ============
Amortized cost                     $    250      $   5,592        $  25,771       $ 217,916       $  73,740
Yield (FTE)                            6.55  %        7.09  %          7.67  %         6.73  %         7.60  %
Average maturity (in years)             2.3           12.3             16.6             5.9            18.1
SECURITIES HELD-TO-MATURITY
Maturity/Repricing
Within one year                     $    --        $    --         $    899        $    250         $    --
After one through five years             --             --            3,338          13,568           1,722
After five through ten years             --             --              549              --             460
After ten years                          --             --               --              --              --
                                ------------    -----------     ------------     -----------    ------------
Total carrying value                $    --        $    --        $   4,786       $  13,818       $   2,182
                                ============    ===========     ============     ===========    ============
Fair value                          $    --        $    --        $   4,839       $  13,580       $   2,182
Yield (FTE)                              --             --             7.55  %         7.52  %        10.64  %
Average maturity (in years)              --             --              2.9             3.4             3.2

DECEMBER 31, 1998
----------------------------
SECURITIES
  AVAILABLE-FOR-SALE:
Maturity/Repricing
Within one year                    $     --       $    173        $   1,264       $  15,268         $    50
After one through five years            265             --            3,308          94,130           3,907
After five through ten years             --          2,503            8,278          83,733          22,592
After ten years                          --          2,162            9,496          28,657          25,311
                                ------------    -----------     ------------     -----------    ------------
Total carrying value               $    265      $   4,838        $  22,346       $ 221,788       $  51,860
                                ============    ===========     ============     ===========    ============
Amortized cost                     $    251      $   4,759        $  21,724       $ 222,537       $  52,503
Yield (FTE)                            6.55  %        6.81  %          7.69  %         6.62  %         6.32  %
Average maturity (in years)             3.3           10.7             12.1             6.1            18.2
SECURITIES HELD-TO-MATURITY:
Maturity/Repricing
Within one year                    $     --       $     --         $    396         $     2        $     --
After one through five years             --             --            3,520          12,139           1,849
After five through ten years             --             --            1,280           6,839             493
After ten years                          --             --               --              --              --
                                ------------    -----------     ------------     -----------    ------------
Total carrying value               $     --       $     --        $   5,196       $  18,980       $   2,342
                                ============    ===========     ============     ===========    ============
Fair value                         $     --       $     --        $   5,413       $  19,054       $   2,342
Yield (FTE)                              --             --             7.53  %         7.53  %        10.64  %
Average maturity (in years)              --             --              3.7             4.4             3.2

DECEMBER 31, 1997
----------------------------
SECURITIES
  AVAILABLE-FOR-SALE:
Maturity/Repricing
Within one year                   $   2,310        $    --        $   1,688       $  64,165        $  9,670
After one through five years            258             --            5,979          91,006           4,264
After five through ten years             --          7,145            7,163          12,628           6,096
After ten years                          --          5,609            2,130          15,170           1,017
                                ------------    -----------     ------------     -----------    ------------
Total carrying value              $   2,568      $  12,754        $  16,960       $ 182,969       $  21,047
                                ============    ===========     ============     ===========    ============
Amortized cost                    $   2,558      $  12,619        $  16,627       $ 181,750       $  21,017
Yield (FTE)                            5.92  %        7.14  %          7.65  %         6.86  %         6.82  %
Average maturity (in years)             .61           9.81             6.03            6.44           11.78
SECURITIES HELD-TO-MATURITY:
Maturity/Repricing
Within one year                    $     --       $     --         $    585       $   3,692       $   1,879
After one through five years             --             --            3,313          10,554             743
After five through ten years             --             --            1,895           6,947              --
After ten years                          --             --               --           5,609               6
                                ------------    -----------     ------------     -----------    ------------
Total carrying value               $     --       $     --        $   5,793       $  26,802       $   2,628
                                ============    ===========     ============     ===========    ============
Fair value                         $     --       $     --        $   5,967       $  28,048       $   2,630
Yield (FTE)                              --             --             7.15  %         8.20  %         9.96  %
Average maturity (in years)              --             --             4.29            6.19            3.42

                                                  YIELD
                                   TOTAL          (FTE)
                                ------------    -----------
DECEMBER 31, 1999
----------------------------
SECURITIES
  AVAILABLE-FOR-SALE:
Maturity/Repricing
Within one year                   $  14,212         6.35 %
After one through five years        109,722         6.86 %
After five through ten years        111,228         6.69 %
After ten years                      75,287         7.80 %
                                ------------
Total carrying value              $ 310,449
                                ============
Amortized cost                    $ 323,269
Yield (FTE)                            7.00  %
Average maturity (in years)             6.0
SECURITIES HELD-TO-MATURITY
Maturity/Repricing
Within one year                   $   1,149         6.90 %
After one through five years         18,628         7.85 %
After five through ten years          1,009         8.96 %
After ten years                          --
                                ------------
Total carrying value              $  20,786
                                ============
Fair value                        $  20,601
Yield (FTE)                            7.85  %
Average maturity (in years)             3.3

DECEMBER 31, 1998
----------------------------
SECURITIES
  AVAILABLE-FOR-SALE:
Maturity/Repricing
Within one year                   $  16,755         6.63 %
After one through five years        101,610         6.80 %
After five through ten years        117,106         6.35 %
After ten years                      65,626         6.95 %
                                ------------
Total carrying value              $ 301,097
                                ============
Amortized cost                    $ 301,774
Yield (FTE)                            6.65  %
Average maturity (in years)             8.7
SECURITIES HELD-TO-MATURITY:
Maturity/Repricing
Within one year                    $    398         7.27 %
After one through five years         17,508         7.81 %
After five through ten years          8,612         7.82 %
After ten years                          --           -- %
                                ------------
Total carrying value              $  26,518
                                ============
Fair value                        $  26,809
Yield (FTE)                            7.80  %
Average maturity (in years)             4.1

DECEMBER 31, 1997
----------------------------
SECURITIES
  AVAILABLE-FOR-SALE:
Maturity/Repricing
Within one year                   $  77,833         6.77 %
After one through five years        101,507         6.95 %
After five through ten years         33,032         7.07 %
After ten years                      23,926         7.06 %
                                ------------
Total carrying value              $ 236,298
                                ============
Amortized cost                    $ 234,571
Yield (FTE)                            6.92  %
Average maturity (in years)            7.01
SECURITIES HELD-TO-MATURITY:
Maturity/Repricing
Within one year                   $   6,156         8.57 %
After one through five years         14,610         8.02 %
After five through ten years          8,842         8.08 %
After ten years                       5,615         8.19 %
                                ------------
Total carrying value              $  35,223
                                ============
Fair value                        $  36,645
Yield (FTE)                            8.16  %
Average maturity (in years)            5.68

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

         Maturities of the Company's time certificates of deposit of $100,000 or more outstanding at December 31, 1999 are summarized as follows:

                                                          AMOUNT
                                                      --------------
                                                      (IN THOUSANDS)

                 3 months or less                     $      69,988
                 3 through 6 months                          48,565
                 6 through 12 months                         11,664
                 Over 12 months                              27,624
                                                      -------------
                   Total                              $     157,841
                                                      =============

BORROWINGS

         The Company has historically funded its earning assets principally through customer deposits within its primary market area. In its attempt to manage its cost of funding sources, management has pursued a strategy which includes a mix of the traditional retail funding sources, combined with the utilization of wholesale funding sources. These funding sources have been utilized by management to grow the Company in its efforts to leverage its capital base. Additionally, the Company has used such funding sources to manage its interest rate risk by match funding and maintaining certain assets on its balance sheet and structuring various other funding sources which traditionally are not available to the Company in the retail market.

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

EMPLOYEES

         At December 31, 1999, the Company had 410 employees, 344 of whom were full-time and 66 of whom were part-time. Full-time employees receive a comprehensive range of employee benefit programs and salaries that management considers to be generally competitive with those provided by other major employers in its market areas. None of the Company's employees are represented by any union or other labor organization, and management believes that its employee relations are good. The Company has never experienced a work stoppage.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The Company does not have any banking offices located in a foreign country and has no foreign assets, liabilities, or related income and expense for the years presented.


ITEM 2:  PROPERTIES

         The Company's headquarters and FNB's main office are located in The First National Bank Building, 422 Main Street, Zanesville, Ohio. The building contains approximately 34,000 square feet and is used exclusively by the Company and FNB. The Company also owns, free and clear of any encumbrances, 17 other buildings with square footage ranging from approximately 800 to 15,000 that are used as full service banking locations. Three additional full service branch locations are located in buildings owned by the Company on land that is being purchased on a land contract or is being leased on an extended basis under favorable terms. One full service branch is located in a 15,000 square foot facility that is leased by the Company. This facility is also used by the Company for business lending, private banking, administrative and various operational activities. The Company also leases space ranging from approximately 600 square feet to 26,000 square feet in twelve additional locations. This lease spaced is used primarily for business lending and operational activities. The aggregate annual rentals paid by the Company during its last fiscal year did not exceed five percent of its operating expenses. Management of the Company believes that its properties are adequately insured.


ITEM 3:  LEGAL PROCEEDINGS
--------------------------

         There are no material pending legal proceedings against the Company, other than ordinary litigation incidental to its business. In the opinion of management, the ultimate resolution of these proceedings will not have a material adverse effect on the financial position of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted for a vote of security holders of the Company during the fourth quarter of 1999.

                                     PART II
                                     -------

ITEM 5:       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
------------------------------------------------------------------------------
              MATTERS
              -------

                    QUARTERLY MARKET AND DIVIDEND INFORMATION

                                 PER SHARE DATA

                                    1999                                       1998
                  ------------------------------------------ ------------------------------------------
                          MARKET PRICE           CASH                MARKET PRICE           CASH
                  ---------------------------                ---------------------------
                      HIGH          LOW         DIVIDENDS        HIGH          LOW         DIVIDENDS
                  --------------------------- -------------- --------------------------- --------------

1st   Quarter         $ 30.00      $ 24.75         $ .140        $ 26.25      $ 23.38         $ .135
2nd  Quarter            27.25        23.13           .140          35.00        23.75           .135
3rd   Quarter           25.31        21.00           .140          35.50        25.00           .135
4th  Quarter            25.25        19.13           .145          31.50        27.00           .140


QUARTERLY MARKET AND DIVIDEND INFORMATION

         On April 30 1993, the Company's common stock commenced trading on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market System under the symbol BFOH. The high and low market prices represent high and low sales prices for the Company's common stock as furnished to the Company by NASDAQ. There were 1,138 and 1,143 shareholders of record of the Company's common stock at December 31, 1999 and 1998, respectively. The Company plans to continue to pay quarterly cash dividends. The ability of the Company to pay cash dividends is based upon receiving dividends from FNB, as well as existing cash balances. As discussed in Note 18 to the consolidated financial statements, certain restrictions exist regarding the ability of FNB to pay cash dividends.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY
------------------------------------------------------------

                                                                        AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                  1999             1998              1997           1996(5)             1995
                                              -------------    -------------     -------------    -------------     -------------
                                                                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
   Interest income                               $  88,114         $ 86,657          $ 84,692         $ 53,177          $ 34,063
   Interest expense                                 49,647           50,150            48,256           28,630            16,357
                                              -------------    -------------     -------------    -------------     -------------
   Net interest income                              38,467           36,507            36,436           24,547            17,706
   Provision for possible loan losses                1,580            1,225             1,221            1,257               967
   Non-interest income                              10,753            9,948             7,768            6,258             4,984
   Non-interest expense                             29,651           29,827            26,677           21,235            12,805
                                              -------------    -------------     -------------    -------------     -------------
   Income before income taxes
    and extraordinary item                          17,989           15,403            16,306            8,313             8,918
   Provision for federal income tax                  5,685            4,835             5,536            2,354             2,706
                                              -------------    -------------     -------------    -------------     -------------
   Income before extraordinary item                 12,304           10,568            10,770            5,959             6,212
   Extraordinary item-prepayment
    charges on early repayment of
    Federal Home Loan Bank Advances,                    --              400                --               --                --
    net of tax
                                              -------------    -------------     -------------    -------------     -------------
   Net income                                    $  12,304         $ 10,168          $ 10,770          $ 5,959           $ 6,212
                                              =============    =============     =============    =============     =============
PER SHARE DATA: (1)
   Income before extraordinary item               $   1.58          $  1.33           $  1.35           $  .89           $  1.04
   Net income                                         1.58             1.28              1.35              .89              1.04
   Dividends                                           .57              .55               .53              .51               .47
   Book value                                        10.55            11.09             10.72             9.79              8.42
   Tangible book value                                8.89             9.58              9.13             8.01              8.40
BALANCE SHEET DATA:
   Total assets                                 $1,274,206      $ 1,181,011       $ 1,081,618      $ 1,056,920         $ 476,429
   Loans                                           849,767          777,063           761,027          721,855           268,818
   Allowance for possible loan losses                7,431            6,643             6,617            6,599             3,307
   Securities                                      331,235          327,615           271,521          284,576           178,252
   Deposits                                        799,176          789,622           747,047          732,689           348,545
   Borrowings                                      385,498          296,750           239,449          236,609            74,135
   Shareholders' equity                             80,108           87,535            85,333           77,894            50,010
PERFORMANCE RATIOS:
   Return on average assets                           1.02%            0.89%             0.98%            0.85%             1.38%
   Return on average equity                          14.29            11.55             13.20            10.05             13.05
   Net interest margin                                3.47             3.48              3.55             3.78              4.27
   Interest rate spread                               3.12             3.05              3.08             3.22              3.55
   Non-interest income to average assets              0.89             0.88              0.71             0.90              1.11
   Non-interest expense to average assets(2)          2.33             2.36              2.30             2.59              2.84
   Efficiency ratio(3)                               56.56            56.81             56.67            57.33             56.63
ASSET QUALITY RATIOS:
   Non-performing loans to total loans                0.42%            0.48%             0.29%            0.35%             0.38%
   Non-performing assets to total assets              0.30             0.37              0.28             0.29              0.22
   Allowance for possible loan losses to
    total losses                                      0.87             0.85              0.87             0.91              1.23
   Allowance for possible loan losses to
    nonperforming loans                              209.0            178.3             298.3            258.0             322.9
   Net charge-offs to average loans                   0.10             0.16              0.16             0.19              0.29
CAPITAL RATIOS:(4)
   Shareholders' equity to total assets               6.29%            7.41%             7.89%            7.37%            10.50%
   Tier 1 capital to average total assets             7.77             6.52              6.52             6.06             10.49
   Tier 1 capital to risk-weighted assets            11.37            10.34             10.37            10.08             17.70


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

         This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and FNB operate); competition for the Company's customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company's customers; and other risks detailed in "Item 1: Business - Risk Factors" and the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

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

         On April 5, 1999, the Company acquired Chornyak, a full service financial planning company. Chornyak provides comprehensive financial planning services to its clients and receives fees for these services either directly from, or in the form of commissions earned from handling and processing investment transactions for, its clients. This acquisition was accounted for as a purchase transaction and, accordingly, the results of Chornyak are included in the Company's results of operations from the date of acquisition.

         In October 1999, BFOH Capital Trust I (the "Trust"), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing $20.0 million aggregate liquidation amount of 9.875% Capital Securities. The Trust's obligations under the Capital Securities are fully and unconditionally guaranteed by the Company. The Capital Securities are included with borrowings and presented as a separate line item in the Company's consolidated balance sheet. Distributions on the Capital Securities are recorded as interest expense in the Company's consolidated statement of operations.

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


                                                                        YEAR ENDED DECEMBER 31,

                                            1999                                1998
                             ----------------------------------------------------------------------
                             AVERAGE      INCOME/      YIELD/      AVERAGE     INCOME/      YIELD/
                              BALANCE     INTEREST      COST       BALANCE     EXPENSE       COST
                             ----------- ----------- ------------------------ ----------- ---------
                                                                           (Dollars in thousands)
Securities:
         Taxable               $  292,510    $ 19,601   6.70%    $  272,760   $  18,514      6.79%
         Non-taxable (2)           33,997       2,751   8.09         27,246       2,130      7.82
                               ----------  -----------           ----------   ---------
         Total securities         326,507      22,352   6.85        300,006      20,644      6.88
Loans:
         Commercial               375,834      33,944   9.03        315,242      29,776      9.45
         Real estate              337,967      24,987   7.39        362,580      28,599      7.89
         Consumer                  96,981       7,821   8.06         91,865       8,275      9.01
                               ----------  -----------           ----------   ---------
         Total loans(1)           810,782      66,752   8.23        769,687      66,650      8.66
Federal funds sold                    704          39   5.54          2,907         154      5.30
                               ----------  -----------           ----------   ---------
Total earning assets(2)         1,137,993    $ 89,143   7.83%     1,072,600   $  87,448      8.15%
                                           -----------                        ---------
Non interest-earning assets        72,084                            63,978
                               ----------                        ----------
Total assets                   $1,210,077                        $1,136,578
                               ==========                        ==========
Interest Bearing Deposits:
         Demand and savings    $  234,288    $  5,973   2.55%    $  215,358   $   6,251      2.90%
         Time deposits            495,747      26,026   5.25        489,265      27,648      5.65
                               ---------- -----------            ----------   ---------
         Total                    730,035      31,999   4.38        704,623      33,899      4.81
         Borrowings               324,282      17,648   5.44        279,004      16,251      5.82
                               ---------- -----------            ----------   ---------
Total interest-bearing          1,054,317      49,647   4.71        983,627      50,150      5.10%
liabilities                               -----------            ----------   ---------
Non interest-bearing deposits      62,431                            56,845
                               ----------                        ----------
Subtotal                        1,116,748                         1,040,472
Other liabilities                   7,238                             8,108
                               ----------                        ----------
Total liabilities               1,123,986                         1,048,580
Shareholders' equity               86,091                            87,998
                               ----------                        ----------
Total liabilities and          $1,210,077                        $1,136,578
   shareholders' equity        ==========                        ==========
Net interest income and                     $ 39,496   3.12%                 $  37,298      3.05%
   interest rate spread(3)                  ========   =====                 =========      =====
Net interest margin(4)                                 3.47%                                3.48%
                                                       =====                                =====
Average interest-earning
   assets to average              107.9%                             109.0%
   interest-bearing
   liabilities




                                                                        YEAR ENDED DECEMBER 31,

                                               1997
                             ---------------------------------------
                                  AVERAGE     INCOME/      YIELD/
                                  BALANCE     EXPENSES      COST
                             ---------------------------------------

Securities:
         Taxable                $ 265,450   $  18,184       6.85%
         Non-taxable (2)           25,357       2,007       7.91
                              -----------   ---------
         Total securities         290,807      20,191       6.94
Loans:
         Commercial               312,385      29,654       9.49
         Real estate              361,709      28,187       7.79
         Consumer                  77,705       7,062       9.09
                              -----------   ---------
         Total loans(1)           751,799      64,903       8.63
Federal funds sold                  6,794         364       5.36
                              -----------   ---------
Total earning assets(2)         1,049,400   $  85,458       8.14%
                                            ---------
Non interest-earning assets        46,541
                              ------------
Total assets                   $1,095,941
                              ============
Interest Bearing Deposits:
         Demand and savings    $  205,556   $   5,455       2.65%
         Time deposits            496,975      27,907       5.62
                              -----------   ---------
         Total                    702,531      33,362       4.75
         Borrowings               250,852      14,894       5.94
                              -----------   ---------
Total interest-bearing            953,383      48,256       5.06%
liabilities                                 ---------
Non interest-bearing deposits      48,933
                              -----------
Subtotal                        1,002,316
Other liabilities                  12,040
                              -----------
Total liabilities               1,014,356
Shareholders' equity               81,585
                              -----------
Total liabilities and          $1,095,941
   shareholders' equity       ============
Net interest income and                     $  37,202       3.08%
   interest rate spread(3)                  =========       ====
Net interest margin(4)                                      3.55%
                                                            ====
Average interest-earning
   assets to average
   interest-bearing
   liabilities                     110.1%


(1)  Non-accrual loans are included in the average loan balances,
(2) Computed on an FTE basis utilizing a 35% tax rate in 1999 and 1998 and 34% tax rate in 1997. The applicable adjustments were $1,029, $790 and $766 for the years ended December 31, 1999, 1998, and 1997, respectively.
(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) The net interest margin represents net interest income as a percentage of average interest-earning assets.

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


                                                                              DECEMBER 31,
                                                        1999 VS. 1998                             1998 VS. 1997
                                                     INCREASE (DECREASE)                       INCREASE (DECREASE)
                                         --------------------------------------------------------------------------------------
(IN THOUSANDS)                             VOLUME            RATE            TOTAL     VOLUME           RATE           TOTAL
                                         -----------    ------------    ------------ -----------     -----------     ----------
Interest-earning assets:
Loans:
         Commercial                         $ 5,519     $    (1,351)    $    4,168   $      270       $    (148)     $      122
         Real estate                         (1,878)         (1,734)        (3,612)          68             344             412
         Consumer                               444            (898)          (454)       1,276             (63)          1,213
                                         ----------     -----------     ----------   ----------       ---------      ----------
         Total loans                          4,085          (3,983)           102        1,614             133           1,747
Securities
         Taxable                              1,326            (239)         1,087          497            (167)            330
         Non-taxable                            544              77            621          148             (25)            123
                                         ----------     -----------     ----------   ----------       ---------      ----------
         Total securities                     1,870            (162)         1,708          645            (192)            453
Fed funds sold                                 (122)              7           (115)        (206)             (4)           (210)
                                         ----------     -----------     ----------   ----------       ---------      ----------
Total interest-earning assets                 5,833          (4,138)         1,695        2,053             (63)          1,990
                                         ----------     -----------     ----------   ----------       ---------      ----------
Interest-bearing liabilities:
Deposits:
         Demand and savings deposits            521            (799)          (278)         268             528             796
         Time deposits                          361          (1,983)        (1,622)        (435)            176            (259)
                                         ----------     -----------     ----------   ----------       ---------      ----------
         Total interest-bearing deposits        882          (2,782)        (1,900)        (167)            704             537
Borrowings                                    2,512          (1,115)         1,397        1,644            (286)          1,358
                                         ----------     -----------     ----------   ----------       ---------      ----------
Total interest-bearing liabilities            3,394          (3,897)          (503)       1,477             418           1,895
                                         ----------     -----------     ----------   ----------       ---------      ----------
Net interest income                         $ 2,439     $      (241)    $    2,198   $      576         $  (481)     $       95
                                         ==========     ===========     ==========   ==========       =========      ==========


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

         Net Income. The Company's net income totaled $12.3 million for the year ended December 31, 1999, an increase of $2.1 million, or 21.0% from 1998. Basic and diluted earnings per share (hereinafter referred to as "earnings per share") in 1999 equaled $1.58, compared to $1.28 in 1998, a 23.4% increase. Income before extraordinary item also totaled $12.3 million, or $1.58 per share, in 1999 compared to $10.6 million, or $1.33 per share, in 1998. During 1998, the Company repaid various fixed rate Federal Home Loan Bank (FHLB) advances that had interest rates in excess of current market rates and incurred prepayment charges of $613,000 which were recorded, net of taxes of $213,000, as an extraordinary item. Operating results in 1998 also included the after tax effects of charges totaling $1.1 million recorded as a result of merger, restructuring and planned branch closing activities. Earnings in 1998 adjusted to exclude the effects of non-recurring charges were $11.6 million, or $1.46 per share. Net interest income and non-interest income increased 5.4% and 8.1%, respectively, in 1999 as compared to 1998 while non-interest expense, excluding non-recurring charges in 1998, increased 5.2%. The provision for possible loan losses was $1.6 million in 1999 compared to $1.2 million in 1998. The Company's net interest margin decreased to 3.47% in 1999 as compared to 3.48% in 1998. The Company's return on average assets and return on average equity were 1.02% and 14.29%, respectively, in 1999, compared to .89% and 11.55%, respectively, in 1998. Excluding the non-recurring charges noted above, the Company's return on average assets and return on average equity in 1998 were 1.02% and 13.21%, respectively.

         Interest Income. Total interest income increased 1.7% to $88.1 million for 1999, compared to $86.7 million for 1998. This increase resulted from a $65.4 million, or 6.1%, increase in average interest-earning assets in 1999. The average balance of loans increased $41.1 million, or 5.3%, while the average balance of securities increased $26.5 million, or 8.8%.

         The weighted average yield on interest-earning assets was 7.83% in 1999, a decrease of 32 basis point from 1998. The Company's yield on average loans decreased from 8.66% in 1998 to 8.23% in 1999. Yields on the investment portfolio decreased from 6.88% in 1998 to 6.85% in 1999.

         Interest Expense. Total interest expense decreased 1.0% to $49.6 million for 1999 as compared to $50.2 million for 1998. Interest expense decreased due to a lower cost of funds during 1999 as compared to 1998, offset in part by a higher average balance of interest-bearing liabilities. The average balance of interest-bearing deposit accounts increased $25.4 million, or 3.6%, during 1999 as compared to 1998 while the average balance of borrowings increased 16.2% from $279.0 million in 1998 to $324.3 million in 1999.

         The Company's cost of funds decreased to 4.71% in 1999 as compared to 5.10% in 1998. The lower cost of funds in 1999 was primarily a result of the repricing of maturing certificates of deposit at lower rates, interest rate reductions on demand and savings accounts and the repayment and refinancing of higher rate FHLB advances in December 1998.

         Provision for Possible Loan Losses. The provision for possible loan losses was $1.6 million in 1999 compared to $1.2 million in 1998. The provision for possible loan losses was considered sufficient by management for maintaining an adequate allowance for possible loan losses. The increased provision in 1999 resulted primarily from increases in, as well as a change in the mix of, the loan portfolio.

         Non-Interest Income. Total non-interest income increased 8.1% to $10.8 million in 1999 as compared to $9.9 million in 1998. The following table sets forth the Company's non-interest income for the periods indicated:

                                                               YEAR ENDED DECEMBER 31,
                                              1999                      1998                      1997
                                      ---------------------     ----------------------    ----------------------
                                                                   (IN THOUSANDS)
Trust and custodian fees                           $ 2,508                    $ 2,121                   $ 1,807
Customer service fees                                2,245                      2,129                     2,040
Investment securities gains                            318                         34                        88
Gain on sale of loans                                2,449                      3,677                     2,202
Other                                                3,233                      1,987                     1,631
                                      ---------------------     ----------------------    ----------------------
         Total                                    $ 10,753                    $ 9,948                   $ 7,768
                                      =====================     ======================    ======================


         Trust and custodian fees increased 18.2% to $2.5 million in 1999 from $2.1 million in 1998. Growth in trust income continued to result primarily from the expansion of the customer base, higher asset values and changes in fee structure.

         Customer service fees, representing service charges on deposits and fees for other banking services, increased $116,000, or 5.4% in 1999. This increase resulted from the Company's continued emphasis on increasing fee income on fee-based accounts.

         Gains on sales of loans decreased $1.3 million to $2.4 million for 1999 compared to $3.7 million for 1998. During 1998, the Company sold $27.8 million of the guaranteed portion of its SBA and other government guarantee loan originations in the secondary market compared to $26.7 million during 1998, realizing gains of $1.8 million in 1999 compared to gains of $2.1 million in 1998. Also, the Company recorded gains of $627,000 from the sales of residential loans during 1999 compared to $1.6 million in 1998. Residential loan origination and sale activity during 1999 declined particularly in the later half of the year due to increasing interest rates.

         The Company continues to emphasize its small business lending activities, including the evaluation of expansion into new markets. The nature of the political climate in Washington, D.C. may subject existing government programs to much scrutiny and possible cutbacks. It is not currently known whether the SBA program will ultimately be impacted. Management believes that any such cutbacks could negatively affect the Company's activities in the SBA lending programs as well as the planned expansion of such activities.

         Other income increased $1.2 million to $3.2 million in 1999 compared to $2.0 million in 1998 primarily as a result of financial planning fee income of Chornyak which totaled $695,000 in 1999 compared to no such amount in 1998. Also, electronic banking fee income increased $253,000 and earnings from bank-owned life insurance increased $148,000 in 1999 compared to 1998.

         Non-Interest Expense. Excluding non-recurring merger, integration and restructuring charges of $1.6 million in 1998, total non-interest expense increased $1.5 million to $29.7 million in 1999, compared to $28.2 million in 1998. This increase generally resulted from expansion of the Company's operating and loan production activities, offset in part by efficiencies achieved from the May 1998 merger of the Company's banking subsidiaries. The following table sets forth the Company's non-interest expense for the periods indicated:




                                                          YEAR ENDED DECEMBER 31,
                                               1999                 1998                 1997
                                         -----------------    -----------------    -----------------
                                                               (IN THOUSANDS)
Salaries and employee benefits                   $ 16,791              $15,764              $14,720
Net occupancy expense                               1,699                1,540                1,630
Furniture and equipment expense                       922                  898                  789
Data processing expense                             1,214                1,095                1,086
Taxes other than income taxes                         921                  850                  986
Federal deposit insurance                             279                  263                  249
Amortization of intangibles                         1,411                1,376                1,525
Other                                               6,414                8,041                5,692
                                         -----------------    -----------------    -----------------
     Total                                       $ 29,651             $ 29,827             $ 26,677
                                         =================    =================    =================

         Salaries and employee benefits accounted for approximately 59.5% of total operating expenses (non-interest expense less amortization of intangibles and non-recurring charges) in 1999 compared to 58.8% in 1998. The average full time equivalent staff level decreased to 383 in 1999 compared to 392 in 1998. Excluding non-recurring salary and employee benefits expense of $378,000 in 1998, salaries and employee benefits increased 9.1%, from $15.4 million in 1998 to $16.8 million in 1999. In general, higher salaries and employee benefits costs resulted from the addition of loan production personnel, expansion of operating activities and the acquisition of Chornyak in April 1999.

         Net occupancy expense increased 10.3% to $1.7 million in 1999 from $1.5 million in 1998. This increase resulted primarily from higher costs associated with new branch facilities facilities opened and acquired in the fourth quarter of 1998 and second quarter of 1999.

         Furniture and equipment expense increased $24,000, or 2.7% in 1999. This increase was due principally to higher depreciation costs.

         Data processing expense was $1.2 million in 1999 compared to $1.1 million in 1998. Higher costs in 1999 resulted from equipment and software enhancements due to technological advancements.

         Taxes other than income taxes increased $71,000, or 8.4%, in 1999 compared to 1998. This increase resulted primarily from higher capital levels. Also, the expense recorded for 1998 benefited from refunds received for taxes paid in prior years.

         Federal deposit insurance expense increased $16,000 to $279,000 in 1999 from $263,000 in 1998, as a result of higher deposit levels.

         Amortization of goodwill and other intangibles totaled $1.4 million during both 1999 and 1998.

         Excluding non-recurring charges of $1.3 million in 1998, other non-interest expenses decreased $376,000, or 5.6%. This decrease resulted primarily from efficiencies achieved from the May 1998 merger of the Company's banking subsidiaries and cost control initiatives.

         The efficiency ratio is one method used in the banking industry to assess profitability. It is defined as non-interest expense less amortization expense and non-recurring charges divided by the net revenue stream. The net revenue stream is the sum of net interest income on a FTE basis and non-interest income excluding net investment securities gains or losses and non-recurring income. The Company's efficiency ratio was 56.6% for 1999, as compared to 56.8% for 1998 and 56.7% for 1997. Controlling costs and improving productivity, as measured by the efficiency ratio, is considered by management a primary factor in enhancing performance.

         Provision for Income Taxes. The provision for Federal income taxes increased $850,000 to $5.7 million in 1999, for an effective tax rate of 31.6%. This compared to Federal income tax expense of $4.8 million in 1998 which represented an effective tax rate of 31.4%.


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

         Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as "other real estate owned" until such time as it is sold or otherwise disposed of. The Company owned $222,000 of such property at December 31, 1999 and $607,000 at December 31, 1998.

         Non-performing loans totaled $3.6 million, or 0.42% of total loans, at December 31, 1999, compared to $3.7 million, or 0.48% of total loans, at year-end 1998. Non-performing assets totaled $3.8 million, or 0.30% of total assets at December 31, 1999, compared to $4.3 million, or 0.37% of total assets, at December 31, 1998. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the table below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms. The following is an analysis of the composition of non-performing assets:


                                                                                  DECEMBER 31,
                                                  -------------------------------------------------------------------------
                                                    1999           1998            1997            1996            1995
                                                  -------------------------------------------------------------------------
                                                                              (DOLLARS IN THOUSANDS)
Non-accrual loans                                    $1,312         $1,294           $ 832           $ 991           $ 440
Accruing loans 90 days or more past due               2,244          2,432           1,386           1,567             584
                                                  ----------     ----------      ----------      ----------      ----------
Total non-performing loans                            3,556          3,726           2,218           2,558           1,024
Other real estate owned                                 222            607             785             539              24
                                                  ----------     ----------      ----------      ----------      ----------
Total non-performing assets                          $3,778         $4,333          $3,003          $3,097          $1,048
                                                  ==========     ==========      ==========      ==========      ==========
Restructured loans                                   $2,986          $  --           $  --           $  --           $  --
                                                  ==========     ==========      ==========      ==========      ==========
Non-performing loans to total loans                    0.42  %        0.48  %         0.29  %         0.35  %         0.38  %
Non-performing assets to total assets                  0.30  %        0.37  %         0.28  %         0.29  %         0.22  %
Non-performing loans plus restructured
   loans to total loans                                0.77  %        0.48  %         0.29  %         0.35  %         0.38  %

         Restructured loans consist of one loan that was restructured in May 1999. At December 31, 1999, this loan was performing in accordance with its restructured terms.

         OCC regulations require that banks classify their assets on a regular basis. Problem assets are classified as "substandard", "doubtful" or "loss". "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (1) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (2) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that continuance of recording as an asset is not warranted. The regulations also contain a "special mention" category which consists of assets which do not expose an insured institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention.

         The aggregate amounts of the Company's classified assets as of the dates indicated were as follows:

                                                                                  DECEMBER 31,
                                                --------------------------------------------------------------------------------
                                                    1999              1998            1997             1996             1995
                                               ---------------    ------------    ------------     -------------    ------------
                                                                                 (IN THOUSANDS)
Substandard                                           $  8,277         $ 9,512         $ 5,353          $ 6,346           $  507
Doubtful                                                    --              21             423              626               --
Loss                                                        --              --             456              847               --
                                               ---------------    ------------    ------------     ------------     ------------
         Total classified assets                      $  8,277         $ 9,533         $ 6,232          $ 7,819           $  507
                                               ===============    ============    ============     ============     ============

         The largest classified loan at December 31, 1999 was the restructured loan discussed above which was classified as "substandard". This loan was also included in the "substandard" classification at December 31, 1998, 1997 and 1996. The increase in classified assets from December 31, 1995 to December 31, 1996 resulted primarily from the acquisition of County which added $4.8 million to the 1996 total.

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

         The following table summarizes the Company's loan loss experience, and provides a breakdown of the charge-off, recovery and other activity for the periods indicated:

                                                                YEAR ENDED DECEMBER 31,
                                          1999            1998             1997            1996             1995
                                       -----------     -----------      -----------     -----------      -----------
                                                                 (DOLLARS IN THOUSANDS)

BALANCE AT BEGINNING OF PERIOD            $ 6,643         $ 6,617          $ 6,599         $ 3,307          $ 3,095
Charge-offs:
     Residential mortgage                   (179)            (87)             (32)            (12)             (10)
     Construction mortgage                     --              --               --              --               --
     Commercial                             (408)           (890)            (666)            (67)            (373)
     Consumer                               (983)           (825)          (1,074)         (1,020)            (479)
                                       -----------     -----------      -----------     -----------      -----------
          Total charge-offs               (1,570)         (1,802)          (1,772)         (1,099)            (862)
                                       -----------     -----------      -----------     -----------      -----------
Recoveries:
     Residential mortgage                      93              46                8               5                2
     Construction mortgage                     --              --               --              --               --
     Commercial                               214             267               91              41               12
     Consumer                                 471             290              470             227               93
                                       -----------     -----------      -----------     -----------      -----------
          Total recoveries                    778             603              569             273              107
                                       -----------     -----------      -----------     -----------      -----------
Net charge-offs                             (792)         (1,199)          (1,203)           (826)            (755)
Provision charged to operations             1,580           1,225            1,221           1,257              967
County's  allowance  for  possible
   loan losses at time of acquisition          --              --               --           2,861               --
                                       -----------     -----------      -----------     -----------      -----------
Balance at end of period                  $ 7,431         $ 6,643          $ 6,617         $ 6,599          $ 3,307
                                       ===========     ===========      ===========     ===========      ===========
Loans outstanding at end of period
                                         $849,767       $ 777,063        $ 761,027       $ 721,855        $ 268,818
Average loans outstanding                $810,782       $ 769,687        $ 751,799       $ 445,514        $ 261,706
Allowance as a percent of loans
     outstanding                             0.87  %         0.85    %        0.87   %        0.91    %        1.23   %
Net charge-offs to average loans             0.10  %         0.16    %        0.16   %        0.19    %        0.29   %
Allowance for possible loan
   losses to non-performing loans           209.0  %        178.3    %       298.3   %       258.0    %       322.9   %


         The allowance for possible loan losses totaled $7.4 million, or .87% of total loans, at December 31, 1999 compared to $6.6 million, or .85% of total loans, at December 31, 1998. Charge-offs represent the amount of loans actually removed as earning assets from the balance sheet due to uncollectibility. Amounts recovered on previously charged-off assets are netted against charge-offs, resulting in net charge-offs for the period. Net loan charge-offs for the year ended December 31, 1999 were $792,000 compared to $1.2 million for the year ended December 31, 1998. Net charge-offs as a percentage of average loans in 1998 were .10% compared to .16% in 1998. Charge-offs have been made in accordance with the Company's standard policy and have occurred primarily in the commercial and consumer loan portfolios.

         The allowance for possible loan losses as a percentage of non-performing loans ("coverage ratio") was 209.0% at December 31, 1999, compared to 178.3% at the end of 1998. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the adequacy of the allowance by management. Total non-performing loans as a percentage of total loans remained a relatively low 0.42% of total loans at December 31, 1999 compared to .48% at December 31, 1998.

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

         The following table sets forth the allocation of the Company's allowance for possible loan losses for each of the periods presented:


                                                                        DECEMBER 31,
                           -------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)             1999                     1998                    1997

                           -------------------------------------------------------------------------
                                      PERCENT OF               PERCENT OF               PERCENT
                                       LOANS TO                 LOANS TO                OF LOANS
                           ALLOWANCE    TOTAL       ALLOWANCE   TOTAL        ALLOWANCE  TO TOTAL
                           ---------  ---------     ---------  ----------    ---------  --------
Residential mortgage       $  1,646        38.5 %   $     946        45.5  % $   1,120      47.7  %
Construction                     55         1.1            25         1.3           24       1.2
Commercial                    3,440        48.4         2,947        41.6        2,830      39.7
Consumer                      2,290        12.0         2,725        11.6        2,643      11.4
                           --------   ---------     ---------  ----------    --------- ----------
TOTAL                      $  7,431       100.0 %   $   6,643       100.0  % $   6,617     100.0  %
                           ========   =========     =========  ==========    ========= ==========





                                             DECEMBER 31,
                           --------------------------------------------------
(DOLLARS IN THOUSANDS)               1996                   1995

                           --------------------------------------------------
                                          PERCENT                 PERCENT
                                          OF LOANS                OF LOANS
                             ALLOWANCE    TO TOTAL    ALLOWANCE   TO TOTAL
                             -----------  --------    ---------   --------
Residential mortgage             $ 1,392      46.8 %  $     117       39.3 %
Construction                          24       1.1           --        1.1
Commercial                         2,704      41.5        3,164       39.8
Consumer                           2,479      10.6           26       19.8
                             -----------  --------    --------- ----------
TOTAL                            $ 6,599(1)  100.0 %  $   3,307      100.0 %
                             ===========  ========    ========= ==========





(1) The increase in the allowance for possible loan losses at December 31, 1996, compared to 1995, resulted primarily from the addition of County's allowance at the time the Company acquired County.



COMPARISON OF DECEMBER 31, 1999 AND DECEMBER 31, 1998 FINANCIAL CONDITION

         Total assets increased $93.2 million, or 7.9%, to $1.27 billion at December 31, 1999, as compared to $1.18 billion at December 31, 1998. Total investment securities increased by $3.6 million to $331.2 million. The Company's general investment strategy is to manage the investment portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its investment securities as available-for-sale. At December 31, 1999, 93.7% of the total investment portfolio was classified as available-for-sale, while those securities which the Company intends to hold to maturity represented the remaining 6.3%. This compares to 91.9% and 8.1% classified as available-for-sale and held to maturity, respectively, at December 31, 1998.

         Total loans increased $72.7 million, or 9.4%, to $849.8 million at December 31, 1999. Growth in the loan portfolio, as well as a change in the loan portfolio mix, have been important elements of the Company's balance sheet transition following the 1996 acquisition of County. The increase in loans was attributed to an $87.9 million increase in commercial and commercial real estate loans and an $11.8 million increase in consumer loans. These increases were offset in part by a $26.3 million decrease in residential real estate loans and a $719,000 decrease in construction mortgage loans.

         Premises and equipment increased $1.9 million to $14.8 million at December 31, 1999. This increase resulted primarily from the completion of construction of a new branch in New Albany, Ohio which opened in May 1999. Also, data processing equipment and software purchases associated with enhancement of technology throughout the Company contributed to the increase.

         Other assets increased from $21.7 million at December 31, 1998 to $32.6 million at December 31, 1999. This increase was attributed to the Company's purchase of an additional $5.0 million of bank-owned life insurance and deferred tax assets of $4.5 million related to unrealized holding losses on available-for-sale securities.

         Deposits totaled $799.2 million at December 31, 1999, an increase of $9.6 million over total deposits at December 31, 1998. The Company continues to emphasize growth in its existing retail deposit base provided that deposit growth is cost effective compared to alternative funding sources. Total interest-bearing deposits accounted for 91.9% of total deposits at December 31, 1999 as compared to 91.7% at December 31, 1998.

         Total borrowings, including federal funds purchased, increased $88.7 million to $385.5 million at December 31, 1999, as compared to $296.8 million at December 31, 1998. This increase resulted from funding needs associated with increases in the loan portfolio. Also contributing to the increase was the issuance of $20.0 million aggregate liquidation amount of 9.875% Capital Securities, Series A due 2029 (included as borrowings in the Company's balance sheet) that were issued by the Trust in October 1999.


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

         The Company's principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks and federal funds sold. The investment portfolio serves as an additional source of liquidity for the Company. At December 31, 1999, securities with a market value of $310.4 million were classified as available-for-sale, representing 93.7% of the total investment portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity. Cash flows from operating activities amounted to $14.0 million and $5.0 million for 1999 and 1998, respectively.

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

         The Company obtained a $15 million term loan with a financial institution in order to partially fund the 1996 acquisition of County. This loan had an outstanding balance of $6.3 million at December 31, 1999. Under terms of the loan agreement, the Company is required to make quarterly interest payments and annual principal payments based upon a 10-year amortization. Principal payments commenced in February 1998. Also, in February 1999, the Company prepaid $5.0 million of the outstanding principal balance. The unpaid loan balance is due in full in September 2003. At December 31, 1999, the Company has pledged 67% of the stock of FNB as security for the loan. The loan agreement contains certain financial covenants which requires that (i) the Company maintain a minimum ratio of total capital to risk-weighted assets of 10%; (ii) each of the Company's banking subsidiaries, which represent greater than 10% of the Company's consolidated capital, maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, Tier 1 capital to average assets of 5.0% and total capital to risk-weighted assets of 10.0%; (iii) the Company maintain, on a consolidated basis, a minimum annualized return on average assets of not less than 0.75% ; and (iv) the Company maintain, on a consolidated basis, a ratio of non-performing loans to equity capital of less than 25.0% and a minimum ratio of allowance for possible loan losses to non-performing loans of 75.0%. At December 31, 1999, the Company was in compliance with each of these financial covenants. The loan agreement also restricts the Company's ability to sell assets, grant security interests in the stock of its banking subsidiaries, merge or consolidate, and engage in business activity unrelated to banking.

         Shareholders' equity at December 31, 1999 was $80.1 million, compared to $87.5 million at December 31, 1998, a decrease of $7.4 million, or 8.5%. This decrease resulted primarily from purchases of treasury stock (net) of $9.7 million and a $7.9 million increase in unrealized holding losses on available-for-sale securities, offset in part by the retention of earnings (net of dividends paid).

         Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 4.0% must be maintained. At December 31, 1999, the Company had a total risk-based capital ratio of 12.3%, of which 11.4% consisted of Tier 1 capital. The leverage ratio of the Company at December 31, 1999 was 7.8%.

         Cash dividends declared to shareholders of the Company totaled $4.4 million, or $.565 per share, during 1999. This compared to dividends of $4.3 million, or $.545 per share, for 1998. Cash dividends paid as a percentage of net income amounted to 35.8% and 42.6% for the years ended December 31, 1999 and 1998, respectively.

         On October 18, 1999, the Company completed an offering of $20.0 million aggregate liquidation amount of 9.875% Capital Securities, Series A, due 2029. These securities represent preferred beneficial interests in BFOH Capital Trust I, a special purpose trust formed for the purpose of the offering. The proceeds from the offering were used by the Trust to purchase Junior Subordinated Deferrable Interest Debentures ("Debentures") from the Company. Under Federal Reserve Board regulations, these Capital Securities may represent up to 25% of a bank holding company's Tier 1 capital. The holders of the Capital Securities are entitled to receive cumulative cash distributions at the annual rate of 9.875% of the liquidation amount. Distributions are payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2000. The Company has fully and unconditionally guaranteed the payment of the Capital Securities, and payment of distributions on the Capital Securities. The Trust is required to redeem the Capital

Securities on or, in certain circumstances, prior to October 15, 2029. There are no significant covenants or limitations with respect to the business of the Company that are contained in the instruments which govern the Capital Securities and the Debentures.

         In April 1999 the Company issued 82,000 common shares in connection with the acquisition of Chornyak, a full service financial planning company. The Company also entered into a five year employment agreement with the sole shareholder of Chornyak. Under the terms of this agreement, the Company granted this individual an option to purchase up to 30,000 common shares, subject to a four year vesting schedule.

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

         The Company's Board of Directors and management intend to seek continued controlled growth of the organization through selective acquisitions which fit the Company's strategic objectives of growth, diversification and market expansion and which provide the potential for enhanced shareholder value. At the present time, the Company does not have any understandings or agreements for any acquisitions or combination except for the acquisition of Milton Federal Financial Corporation as discussed in "Item 1. Business - Recent Developments."

         Considering the Company's capital adequacy, profitability, available liquidity sources and funding sources, the Company's liquidity is considered by management to be adequate to meet current and projected needs.

INTEREST RATE RISK MANAGEMENT

         The Company's principal market risk exposure is interest rates. The objectives of the Company's interest rate risk management are to minimize the adverse effects of changing interest rates on the earnings of the Company while maintaining adequate liquidity and optimizing net interest margin. Interest rate risk is managed by maintaining an acceptable matching of the Company's asset and liability maturity and repricing periods, thus controlling and limiting the level of earnings volatility arising from rate movements. Modeling simulations to project the potential effect of various rate scenarios on net interest income are the primary tools utilized by management to measure and manage interest rate exposure within established policy limits. The Company's Asset/Liability Management Committee ("ALCO") monitors rate sensitive assets and liabilities and develops appropriate strategies and pricing policies. Interest rate sensitivity measures the exposure of net interest income to changes in interest rates. In its simulations, management estimates the effect on net interest income of changes in the overall level of interest rates. ALCO policy guidelines provide that a 200 basis point increase or decrease over a 12-month period should not result in more than a 12.5% negative impact on net interest income. The following table summarizes results of simulations as of December 31, 1999.



                                    PROJECTED NET            INCREASE
  CHANGE IN INTEREST RATES         INCOME INTEREST          (DECREASE)              % CHANGE
------------------------------    -------------------    ------------------     ------------------
200 basis point increase                 $    39,754               (1,756)               (4.23) %
No Change                                     41,509                   n/a                    n/a
200 basis point decrease                      43,011                 1,502                3.62  %

         Management also measures the Company's exposure to interest rate risk by computing estimated changes in the net present value (NPV) of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases in market interest rates. The following table presents the Company's projected change in NPV for various levels of interest rates as of December 31, 1999. All market rate sensitive instruments included in these computations are classified as either held-to-maturity or available-for-sale. The Company holds no trading securities.

                                                           ESTIMATED             PERCENT
   CHANGE IN INTEREST RATES               NPV               CHANGE               CHANGE
-------------------------------     ----------------    ----------------     ----------------
200 basis point increase                  $  60,310          $ (26,049)               (30.2)  %
100 basis point increase                     72,997            (13,362)               (15.5)
Base scenario                                86,359                  --                   --
100 basis point decrease                     92,375               6,016                  7.0
200 basis point decrease                     93,335               6,976                  8.1


         The preceding table indicates that at December 31, 1999, in the event of a sudden and sustained increase in prevailing market interest rates, the Company's NPV would be expected to decrease while in the event of a sudden and sustained decrease in prevailing market interest rates, the Company's NPV would be expected to increase.

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

         The following table reflects the Company's gap position at December 31, 1999. Savings and interest-bearing demand deposits are essentially subject to immediate withdrawal and rate change and, accordingly, are classified in the one year or less time period. However, historical experience indicates, and it is expected, that a portion of these deposits represent long-term core deposits and, accordingly, are less than 100% rate sensitive. Mortgage-backed securities included in investments are included at the earlier of repricing or maturity. As a result of these assumptions, management believes that the gap analysis overstates the liability-sensitive nature of the Company's balance sheet.


AS OF DECEMBER 31, 1999                  1 YEAR OR LESS       1 TO 3 YEARS      3 TO 5 YEARS      OVER 5 YEARS           TOTAL
                                       -------------------   ---------------   --------------    ----------------     -------------
                                                                         (DOLLARS IN THOUSANDS)

INTEREST-EARNING ASSETS:
Federal funds sold                              $     183           $    --          $    --            $     --           $   183
Loans                                             452,921           167,187          150,782              78,877           849,767
Investment securities                              86,858            48,924           37,469             157,984           331,235
                                       -----------------     --------------    -------------     ---------------      ------------

Total                                             539,962           216,111          188,251             236,861         1,181,185
                                       -----------------     --------------    -------------     ---------------      ------------

INTEREST-BEARING LIABILITIES:
Demand, interest-bearing                          110,763                --               --                  --           110,763
Savings                                           116,334                --               --                  --           116,334
Time                                              334,351           165,110            6,492               1,041           506,994
Borrowings                                        281,350            10,000           14,000              80,148           385,498
                                       -----------------     --------------    -------------     ---------------      ------------

Total                                             842,798           175,110           20,492              81,189         1,119,589
Off balance sheet items
  interest rate swaps                            (34,375)            34,375               --                  --                --
                                       -----------------     --------------    -------------     ---------------      ------------
Total gap                                   $   (268,461)         $   6,626       $  167,759          $  155,672          $ 61,596
                                       =================     ==============    =============     ===============      ============
Cumulative gap                              $   (268,461)       $ (261,835)       $ (94,076)          $   61,596
                                       ===================   ===============   ==============    ================
Cumulative gap as a percentage of                 (21.07)  %        (20.55)  %        (7.38)  %             4.83  %
  total assets                         ===================   ===============   ==============    ================


         The Company has entered into certain interest rate swap contracts as part of its asset-liability management program to assist in managing the Company's interest rate risk and not for speculative reasons. The notional principal amount of these instruments reflect the extent of the Company's involvement in this type of financial instrument and do not represent the Company's risk of loss due to counter-party nonperformance or due to declines in market value of the swap contracts from changing interest rates. Such swaps are accounted for as hedges on a historical cost basis, with the related swap income or expense recognized currently.

         At December 31, 1999 and 1998, the Company had $40.6 million and $51.9 million, respectively, of notional swap principal contracts outstanding related to asset-liability management activities These swaps were entered into principally to manage the timing differences in repricing characteristics of various variable rate borrowings. All swap contracts require the Company to pay a fixed rate of interest in return for receiving a variable rate of interest based on the three month LIBOR. The net expense associated with interest rate swap contracts was $500,000, $344,000 and $147,000 during 1999, 1998 and 1997, respectively, and is included with interest on borrowings. The following summarizes information with respect to swap contracts outstanding at December 31, 1999:

                                                              WEIGHTED-AVERAGE RECEIVE          WEIGHTED-AVERAGE PAY
         MATURITY                    NOTIONAL AMOUNT                    RATE                            RATE
----------------------------    --------------------------    --------------------------      ------------------------------
2000                                             $  6,250                          6.19  %                        6.32    %
2001                                               14,375                          6.10                           6.36
2002                                               20,000                          6.15                           6.29
                                --------------------------    --------------------------      -------------------------
Total                                           $  40,625                          6.14  %                        6.32    %
                                ==========================    ==========================      =========================


CONTINGENCIES AND UNCERTAINTIES - YEAR 2000 COMPLIANCE MATTERS

         During the periods leading up to January 1, 2000, the Company addressed the potential problems associated with the possibility that the computers tha control or operate the Company's information technology system and infrastructure may not have been programmed to read four-digit date codes and, upon arrival of the year 2000, may have recognized the two-digit code "00" as the year 1900, causing systems to fail to function or generate erroneous data.

         The Company expended approximately $300,000 through the periods ended December 31, 1999 in connection with its Year 2000 compliance program. The Company experienced no significant problems related to its information technology systems upon arrival of the Year 2000, nor was there any interruption in service to its customers of any kind.

         The company could incur losses if Year 2000 issues adversely affect its depositors or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting any significant borrowers or impairing the payroll systems of large employers in the Company's primary market areas. Because the company's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, the Company does not expect, and to date has not realized, any significant or prolonged difficulties that will affect net earnings or cash flow.


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

ITEM 8:  REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
----------------------------------------------------------------------------
              ENDED DECEMBER 31, 1999, 1998 AND 1997
              --------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF BANCFIRST OHIO CORP.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and of changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of BancFirst Ohio Corp. and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in period then ended, in conformity with accounting principles which, as described in Note 1, are generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP


January 21, 2000

BANCFIRST OHIO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1999 AND 1998
(DOLLARS IN THOUSANDS)

                                                                                             DECEMBER 31,
                                                                                       1999                 1998
                                                                                  ----------------     ----------------
ASSETS:
Cash and due from banks (Note 3)                                                        $  32,191             $ 28,731
Federal funds sold                                                                            183                  469
Securities held-to-maturity (approximate fair value of $20,601 and
 $26,809 at December 31, 1999 and 1998, respectively, (Note 4)                             20,786               26,518
Securities available-for-sale, at fair value                                              310,449              301,097
                                                                                  ----------------     ----------------
         Total investment securities                                                      331,235              327,615
                                                                                  ----------------     ----------------
Loans (Notes 5 and 6)                                                                     849,767              777,063
Allowance for possible loan losses                                                        (7,431)              (6,643)
                                                                                  ----------------     ----------------
         Net loans                                                                        842,336              770,420
                                                                                  ----------------     ----------------
Premises and equipment, net (Note 7)                                                       14,789               12,863
Accrued interest receivable                                                                 8,260                7,278
Goodwill and other intangibles                                                             12,606               11,898
Other assets                                                                               32,606               21,737
                                                                                  ----------------     ----------------
         Total assets                                                                 $ 1,274,206          $ 1,181,011
                                                                                  ================     ================
LIABILITIES:
Deposits (Note 8):
         Non-interest-bearing deposits                                                  $  65,086            $  65,588
         Interest-bearing deposits                                                        734,090              724,034
                                                                                  ----------------     ----------------
           Total deposits                                                                 799,176              789,622
Federal funds purchased (Note 9)                                                           24,100                   --
Federal Home Loan Bank advances and other borrowings (Note 10)                            341,398              296,750
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of
 the parent (Note 11)                                                                      20,000                   --
Accrued interest payable                                                                    3,618                2,510
Other liabilities                                                                           5,806                4,594
                                                                                  ----------------     ----------------
         Total liabilities                                                              1,194,098            1,093,476
                                                                                  ----------------     ----------------
Commitments and contingencies (Notes 16, 17 and 20)
SHAREHOLDERS' EQUITY (NOTE 18):
Common stock, no par value 20,000,000 shares authorized:
 shares issued - 8,164,807 in 1999; 8,076,488 in 1998                                      66,318               64,096
Retained earnings                                                                          35,795               27,892
Accumulated other comprehensive income (Note 22)                                          (8,334)                (440)
Less:  569,628 and 180,458 shares of common stock in treasury, at cost,
 at December 31, 1999 and 1998, respectively                                             (13,671)              (4,013)
                                                                                  ----------------     ----------------
Total shareholders' equity                                                                 80,108               87,535
                                                                                  ----------------     ----------------
         Total liabilities and shareholders' equity                                   $ 1,274,206          $ 1,181,011
                                                                                  ================     ================


The accompanying notes are an integral part of the consolidated financial statements.

BANCFIRST OHIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                           DECEMBER 31,
                                                                              1999             1998             1997
                                                                          -------------    -------------    -------------
Interest income:
         Interest and fees on loans                                           $ 66,685         $ 66,529         $ 64,820
         Interest and dividends on securities:
           Taxable                                                              19,601           18,566           18,184
           Tax exempt                                                            1,789            1,408            1,324
           Other interest income                                                    39              154              364
                                                                          -------------    -------------    -------------
               Total interest income                                            88,114           86,657           84,692
                                                                          -------------    -------------    -------------
Interest expense:
         Time deposits, $100 and over                                            7,872            5,988            6,209
         Other deposits                                                         24,127           27,911           27,153
         Borrowings                                                             17,648           16,251           14,894
                                                                          -------------    -------------    -------------
              Total interest expense                                            49,647           50,150           48,256
                                                                          -------------    -------------    -------------
Net interest income                                                             38,467           36,507           36,436
Provision for possible loan losses (Note 6)                                      1,580            1,225            1,221
                                                                          -------------    -------------    -------------
  Net interest income after provision for possible loan losses                  36,887           35,282           35,215
                                                                          -------------    -------------    -------------
Other income:
         Trust and custodian fees                                                2,508            2,121            1,807
         Customer service fees                                                   2,245            2,129            2,040
         Investment securities gains, net                                          318               34               88
         Gains on sale of loans                                                  2,449            3,677            2,202
         Other                                                                   3,233            1,987            1,631
                                                                          -------------    -------------    -------------
            Total other income                                                  10,753            9,948            7,768
                                                                          -------------    -------------    -------------
Other expenses:
         Salaries and employee benefits                                         16,791           15,764           14,720
         Net occupancy expense                                                   1,699            1,540            1,630
         Furniture and equipment expense                                           922              898              789
         Data processing expense                                                 1,214            1,095            1,086
         Taxes other than income taxes                                             921              850              986
         Federal deposit insurance                                                 279              263              249
         Amortization of intangibles                                             1,411            1,376            1,525
         Other                                                                   6,414            8,041            5,692
                                                                          -------------    -------------    -------------
              Total other expenses                                              29,651           29,827           26,677
                                                                          -------------    -------------    -------------
Income before income taxes and extraordinary item                               17,989           15,403           16,306
Provision for federal income taxes (Note 14)                                     5,685            4,835            5,536
                                                                          -------------    -------------    -------------
         Income before extraordinary item                                       12,304           10,568           10,770
Extraordinary item - prepayment charges on early repayment of
 Federal Home Loan Bank advances, net of tax of $213                                 -              400                -
                                                                          -------------    -------------    -------------
Net income                                                                    $ 12,304         $ 10,168         $ 10,770
                                                                          =============    =============    =============
Basic and diluted earnings per share:
         Before extraordinary item                                             $  1.58          $  1.33          $  1.35
         Extraordinary item                                                         --           (0.05)               --
                                                                          -------------    -------------    -------------
         After extraordinary item                                              $  1.58          $  1.28          $  1.35
                                                                          =============    =============    =============

Weighted average number of shares outstanding                                7,794,202        7,959,362        7,960,996
                                                                          =============    =============    =============

     The accompanying notes are an integral part of the consolidated financial statements.


BANCFIRST OHIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(DOLLARS IN THOUSANDS)




                                                         CAPITAL IN                ACCUMULATED
                                      COMMON STOCK         EXCESS                     OTHER
                                 ---------------------    OF PAR      RETAINED    COMPREHENSIVE
                                    SHARES     AMOUNT      VALUE       EARNINGS      INCOME
                                 ---------------------- ------------- ----------- ---------------

Balance at December 31, 1996      8,067,838   $ 40,340      $ 22,807    $ 15,466   $         304

Net income                               --         --            --      10,770              --
Other comprehensive income, net
  of tax - unrealized gains on
  available-for-sale securities,
  net of reclassification
  adjustment                             --         --            --          --             836

Comprehensive income

Elimination of par value                 --     22,807      (22,807)          --              --
Purchase of 23,308 shares
  common stock as cost                   --         --           --           --              --
Treasury stock, 24,488 shares
  issued                                 --        196           --           --              --
Cash dividend                            --         --           --       (4,179)             --
                                  ---------   --------  ------------  ----------  --------------
Balance at December 31, 1997      8,067,838     63,343           --       22,057           1,140
                                  ---------   --------  ------------  ----------  --------------
Net income                               --         --           --       10,168              --
Other comprehensive income, net
  of tax - unrealized losses on
  available for-sale securities
  net of reclassification
  adjustment                             --         --           --           --          (1,580)

Comprehensive income                     --         --           --           --              --
Issuance of common shares             8,650        203           --           --              --
Purchase of 116,000 shares of
  common stock at cost
Treasury stock, 43,202 shares
  issued                                 --        550           --           --              --
Cash dividend                            --         --           --       (4,333)             --
                                  ---------   --------  ------------  ----------  --------------
Balance at December 31, 1998      8,076,488     64,096           --       27,892            (440)
                                  ---------   --------  ------------  ----------  --------------


Net income                                                                12,304
Other comprehensive income, net
  of tax - unrealized losses on
  available for sale securities
  net of Reclassification
  adjustment                                                                              (7,894)

Comprehensive income

Issuance of common shares            88,319      2,220
Purchase of 403,752 shares of
  common stock at cost                                                        18
Treasury stock, 14,582 shares
  issued                                             2
Cash dividend                            --         --           --      (4,419)             --
                                  ---------   --------  ------------  ----------  --------------
Balance at December 31, 1999      8,164,807   $ 66,318  $        --   $  35,795   $       (8,334)
                                  =========   ========  ============  ==========  ==============








                                                                TOTAL
                                  TREASURY    COMPREHENSIVE  SHAREHOLDERS'
                                    STOCK        INCOME         EQUITY
                                  ----------- -------------  -------------

Balance at December 31, 1996       $ (1,023)                 $      77,894

Net income                                --    $    10,770         10,770
Other comprehensive income, net
  of tax - unrealized gains on
  available-for-sale securities,
  net of reclassification
  adjustment                              --            836            836
                                                   ========
Comprehensive income                            $    11,606
                                                   ========
Elimination of par value                  --                            --
Purchase of 23,308 shares
  common stock as cost                  (433)                         (433)
Treasury stock, 24,488 shares
  issued                                 249                           445
Cash dividend                             --                        (4,179)
                                   ---------- -------------  -------------
Balance at December 31, 1997          (1,207)            --         85,333
                                   ---------- -------------  -------------
Net income                                --    $    10,168         10,168
Other comprehensive income, net
  of tax - unrealized losses on
  available for-sale securities
  net of reclassification
  adjustment                              --         (1,580)        (1,580)
                                                    =======
Comprehensive income                      --    $     8,588             --
Issuance of common shares                 --        ========           203
Purchase of 116,000 shares of
  common stock at cost                (3,394)                       (3,394)
Treasury stock, 43,202 shares
  issued                                 588                         1,138
Cash dividend                             --                        (4,333)
                                   ----------                -------------
Balance at December 31, 1998          (4,013)                       87,535
                                   ----------                -------------


Net income                                      $    12,304         12,304
Other comprehensive income, net
  of tax - unrealized losses on
  available for sale securities
  net of Reclassification
  adjustment                                         (7,894)        (7,894)
                                                    -------
Comprehensive income                            $     4,410             --
                                                    =======
Issuance of common shares                                            2,220
Purchase of 403,752 shares of
  common stock at cost                (9,942)                       (9,924)
Treasury stock, 14,582 shares
  issued                                 284                           286
Cash dividend                             --                        (4,419)
                                   ----------                -------------
Balance at December 31, 1999       $ (13,671)                  $    80,108
                                   ==========                =============





        The accompanying notes are an integral part of the consolidated financial statements.

BANCFIRST OHIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(DOLLARS IN THOUSANDS)

                                                                                               DECEMBER 31,
                                                                                   1999            1998           1997
                                                                                -----------     -----------    ------------
Cash flow from operating activities:
  Net income                                                                      $ 12,304        $ 10,168        $ 10,770
  Adjustments to reconcile net income to net cash provided by operations:
  Depreciation and amortization                                                      5,762           2,813           3,943
  Provision for possible loan losses                                                 1,580           1,225           1,221
  Deferred taxes payable                                                             (179)           (104)           1,083
  Gains on sale of assets                                                          (3,027)         (3,711)         (2,290)
  Increase in interest receivable                                                    (982)           (332)           (250)
  Decrease (increase) in other assets                                              (2,902)         (2,335)             191
  Increase in interest payable                                                       1,108              84             171
  Increase (decrease) in other liabilities                                           1,327         (1,841)             300
  FHLB stock dividend                                                              (1,002)           (992)         (1,079)
                                                                                -----------     -----------    ------------
    Net cash provided by operating activities                                       13,989           4,975          14,060
                                                                                -----------     -----------    ------------
Cash flows from investing activities:
  Decrease (increase) in federal funds sold                                            286           (420)           2,144
  Proceeds from maturities of securities held-to-maturity                            5,906           9,030          11,412
  Proceeds from maturities and sales of securities available-for-sale               95,721          99,592          95,102
  Purchase of securities held-to-maturity                                               --              --            (14)
  Purchase of securities available-for-sale                                      (117,143)       (166,985)        (91,697)
  Purchase of loans                                                                     --        (61,573)        (75,710)
  Increase in loans, net                                                         (136,375)        (71,669)        (41,060)
  Acquisition of County Savings Bank, net of cash acquired                              --              --         (1,500)
  Acquisition of Chornyak                                                          (2,050)              --              --
  Purchase of equipment and other assets                                           (3,308)         (4,007)         (2,028)
  Purchase of bank-owned life insurance                                            (5,000)        (15,000)              --
  Proceeds from sale of assets                                                      64,969         120,235          78,592
                                                                                -----------     -----------    ------------
  Net cash used in investing activities                                           (96,994)        (90,797)        (24,759)
                                                                                -----------     -----------    ------------
Cash flows from financing activities:
  Purchase of deposits                                                                  --           8,002              --
  Net increase in deposits, excluding purchase of deposits                           9,554          33,986          14,820
  Increase (decrease) in federal funds purchased                                    24,100        (12,300)             650
  Net increase in Federal Home Loan Bank advances and other borrowings              44,648          69,601           2,190
  Issuance of Company obligated manditorily redeemable preferred                    20,000              --              --
  Cash dividends paid                                                              (4,419)         (4,333)         (4,179)
  Purchase of treasury stock                                                       (9,924)         (3,394)           (433)
  Reissuance of treasury stock and other                                             2,506           1,341             445
                                                                                -----------     -----------    ------------
    Net cash provided by financing activities                                       86,465          92,903          13,493
                                                                                -----------     -----------    ------------
    Net increase in cash and due from banks                                          3,460           7,081           2,794
Cash and due from banks, beginning of period                                        28,731          21,650          18,856
                                                                                -----------     -----------    ------------
Cash and due from banks, end of period                                            $ 32,191        $ 28,731        $ 21,650
                                                                                ===========     ===========    ============

Supplemental cash flow disclosures:
  Income taxes paid                                                               $  5,700        $  6,100        $  3,300
  Interest paid                                                                   $ 48,539        $ 50,066        $ 48,547
Non cash transfers:
Transfer of capital in excess of par to common stock                               $    --         $    --        $ 22,807

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

  Principles of Consolidation:

         The consolidated financial statements include the accounts of BancFirst Ohio Corp. (Company) and its wholly-owned subsidiaries, The First National Bank of Zanesville (FNB) and BFOH Capital Trust I (the Trust). The Trust is a special purpose subsidiary that was formed in October 1999 for the purpose of issuing $20,000 aggregate liquidation amount of capital securities (see Note 11). Effective May 16, 1998, Bellbrook Community Bank (Bellbrook) and County Savings Bank (County) were merged under the national bank charter of FNB. All significant inter-company accounts and transactions have been eliminated in consolidation.

  Investment Securities:

         Investment securities are classified upon acquisition into one of three categories: held-to-maturity, available-for-sale, or trading. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to the Company's liquidity needs, changes in market interest rates, and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported as a separate component of other comprehensive income, net of applicable income taxes. At December 31, 1999 and 1998, the Company did not hold any trading securities.

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

  Goodwill and Other Identified Intangibles:

         Intangible assets are amortized using straight-line and accelerated methods over the estimated remaining benefit periods which approximate 20 to 25 years for goodwill, 10 to 15 years for core deposit intangibles and 5 years for covenants not to compete.

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

  Other Real Estate Owned:

         Other real estate owned represents properties acquired through customers' loan defaults. Other real estate owned is stated at an amount equal to the loan balance prior to foreclosure plus cost incurred for improvements to the property, but not more than fair market value of the property. As of December 31, 1999 and 1998, other real estate owned was $222 and $607, respectively, and is included on the balance sheet in other assets.

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

  Reclassification:

         Certain reclassifications have been made to prior period amounts to conform to the 1999 presentation.

2.  MERGERS AND ACQUISITIONS:

         On April 5, 1999, the Company acquired Chornyak & Associates, Inc. ("Chornyak"), a full service financial planning company, in a transaction accounted for under the purchase method of accounting for business combinations. Accordingly, the Company's consolidated financial statements include the operating results of Chornyak from the date of acquisition. In connection with this acquisition the Company issued 82,000 common shares having a total market value of $2,050 in exchange for all of the outstanding shares of Chornyak. The Company also recorded goodwill and other intangible assets of $2,114 as a result of the application of purchase accounting.

         On January 13, 2000 the Company entered into an agreement to acquire Milton Federal Financial Corporation ("Milton") whereby Milton would be merged into the Company. Under the terms of the agreement, the Company will exchange
 .444 shares of its common stock and $6.80 for each of the issued and outstanding shares of Milton. It will also redeem Milton's outstanding stock options for cash equal to the acquisition price per share less the exercise price of the options prior to closing. Based on the Company's closing price of $20.375 per share on January 12, 2000, the transaction would be valued at approximately $33,000. The Company will account for the merger as a purchase and expects to consummate the merger in the second quarter of 2000, pending approval by Milton's shareholders, regulatory approvals and other customary conditions of closing. Milton has granted the Company an option to purchase up to 19.9% of Milton's outstanding shares upon the occurrence of certain events.

         At September 30, 1999, Milton had total assets of $256,677, deposits of $168,471 and shareholders' equity of $25,028. For its fiscal year ended September 30, 1999, Milton reported net income of $1,603.

3.  CASH AND DUE FROM BANKS:

         The Company is required to maintain average reserve balances with the Federal Reserve Bank. The average required reserve amounted to $2,500 and $5,084 at December 31, 1999 and 1998, respectively.

4.  INVESTMENT SECURITIES:

         The amortized cost and estimated fair value of investment securities are as follows:


                                                                                   DECEMBER 31, 1999
                                                          --------------------------------------------------------------------
                                                                                GROSS             GROSS
                                                            AMORTIZED        UNREALIZED        UNREALIZED         ESTIMATED
                                                              COST              GAINS            LOSSES          FAIR VALUE
                                                            ---------        ----------        ----------        ----------
SECURITIES AVAILABLE-FOR-SALE:
U.S. Treasury securities                               $        250         $            2    $        -        $         252
Securities of other government agencies                       5,592                      -          (313)               5,279
Obligations of states and political subdivisions             25,771                      1        (2,757)              23,015
Corporate obligations                                        58,460                     20        (3,999)              54,481
Mortgage-backed and related securities                      217,916                    246        (6,020)             212,142
Other securities                                             15,280                     --            --               15,280
                                                          --------------    --------------    --------------    --------------
                                                       $    323,269         $          269    $  (13,089)       $     310,449
                                                          ==============    ==============    ==============    ==============
Securities Held-to-Maturity:
Obligations of states and political subdivisions       $      4,786         $           63    $      (10)       $       4,839
Industrial revenue bonds and other                            2,182                     --            --                2,182
Mortgage-backed securities                                   13,818                     30          (268)              13,580
                                                          --------------    --------------    --------------    --------------
                                                       $     20,786         $           93    $     (278)       $     20,601
                                                          ==============    ==============    ==============    ==============


                                                                                            DECEMBER 31, 1998
                                                                      ---------------------------------------------------------
                                                                                          GROSS          GROSS        ESTIMATED
                                                                        AMORTIZED       UNREALIZED     UNREALIZED        FAIR
                                                                          COST             GAINS         LOSSES          VALUE
                                                                          ----             -----         ------          -----
Securities Available-for-Sale:
U.S. Treasury securities                                               $      251      $       14     $       --       $     265
Securities of other government agencies                                     4,759              82              3           4,838
Obligations of states and political subdivisions                           21,724             674             52          22,346
Corporate obligations and other securities                                 52,503             319            962          51,860
Mortgage-backed and related securities                                    222,537             974          1,723         221,788
                                                                       ----------      ----------     ----------       ---------
                                                                       $  301,774      $    2,063     $    2,740         301,097
                                                                       ==========      ==========     ==========       =========
Securities Held-to-Maturity:
Obligations of states and political subdivisions                       $    5,196      $      218     $        1       $   5,413
Industrial revenue bonds and other                                          2,342              --             --           2,342
Mortgage-backed securities                                                 18,980             303            229          19,054
                                                                       ----------      ----------     ----------       ---------
                                                                       $   26,518      $      521     $      230       $  26,809
                                                                       ==========      ==========     ==========       =========


         The amortized cost and estimated fair value of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                   DECEMBER 31, 1999
                                                         --------------------------------------
                                                            AMORTIZED            ESTIMATED
                                                              COST               FAIR VALUE
                                                         ----------------     -----------------
Securities Available-for Sale
         After one through five years                          $  16,623             $  13,466
         After five through ten years                             29,110                27,666
         After ten  years                                         59,620                57,175
                                                         ----------------     -----------------
                                                                 105,353                98,307
         Mortgage-backed and related securities                  217,916               212,142
                                                         ----------------     -----------------
                                                               $ 323,269             $ 310,449
                                                         ================     =================

Securities Held-to-Maturity
         Within one year                                        $    898               $   902
         After one through five years                              5,520                 5,569
         After five through ten years                                550                   550
         After ten years                                              --
                                                         ----------------     -----------------
                                                                   6,968                 7,021
         Mortgage-backed and related securities                   13,818                13,580
                                                         ----------------     -----------------
                                                               $  20,786             $  20,601
                                                         ================     =================


         Proceeds from sales of securities available-for-sale during 1999, 1998 and 1997 were $33,003, $8,777 and $22,195, respectively. Gross gains of $376, $48 and $125 and gross losses of $58, $14 and $37 were realized on sales in 1999, 1998 and 1997, respectively.

         Investment securities with a fair value of $214,588 at December 31, 1999 were pledged to secure public deposits and Federal Home Loan Bank advances and for other purposes required by law.

5.  LOANS:

         The composition of the loan portfolio is as follows:

                                                             DECEMBER 31,
                                                       1999                1998
                                                 -----------------    ----------------

Commercial, financial and industrial                   $  411,489          $  323,544
Real estate--mortgage                                     327,294             353,635
Real estate--construction                                   9,484              10,203
Consumer                                                  101,500              89,681
                                                 ----------------     ---------------
                                                       $  849,767          $  777,063
                                                 ================     ===============


         Loans held for sale totaling $3,911 and $6,375 at December 31, 1999 and 1998, respectively, are included in the above totals. Also, at December 31, 1999, 1998 and 1997, loans serviced for others totaled $251,096, $253,323 and $229,310, respectively.

         The Company has made loans to certain directors, executive officers, and their affiliates in the ordinary course of business. An analysis of the year ended December 31, 1999 activity with respect to these related party loans is as follows:


           Beginning balance                                    $     2,127
           New loans                                                    839
           Repayments                                                  (455)
           Loans no longer classified as related
             party loans                                                (49)
                                                            ---------------
           Ending balance                                       $     2,462
                                                            ===============


         At December 31, 1999 and 1998, and for the years then ended, the recorded investment in loans considered to be impaired and interest income recognized related thereto was not material. Also, at December 31, 1999, restructured loans consisted of one loan with an outstanding principal balance of $2,986 that was restructured in May 1999. This loan was performing in accordance with its restructured terms.

6.  ALLOWANCE FOR POSSIBLE LOAN LOSSES:

         An analysis of activity in the allowance for possible loan losses is as follows:



                                                                YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------
                                                     1999                 1998                1997
                                                ----------------    -----------------   -----------------
Balance at beginning of period                         $  6,643            $   6,617           $   6,599
   Provision charged to operations                        1,580                1,225               1,221
   Loans charged off                                    (1,570)              (1,802)             (1,772)
   Loan recoveries                                          778                  603                 569
                                                ----------------    -----------------   -----------------
        Net charge-offs                                   (792)              (1,199)             (1,203)
                                                ----------------    -----------------   -----------------
Balance at end of period                               $  7,431            $   6,643           $   6,617
                                                ================    =================   =================

7.  PREMISES AND EQUIPMENT:

         Premises and equipment are summarized below:


                                                                          DECEMBER 31,
                                                              -------------------------------------
                                                                   1999                 1998
                                                              ----------------    -----------------
Land                                                                 $  2,619            $   2,643
Buildings and improvements                                             12,656               10,372
Furniture, fixture and equipment                                       10,393                8,831
Construction in progress                                                    2                  628
                                                              ----------------    -----------------
                                                                       25,670               22,474
Less accumulated depreciation and amortization                         10,881                9,611
                                                              ----------------    -----------------
Premises and equipment, net                                          $ 14,789            $  12,863
                                                              ================    =================


         Total depreciation expense was $1,589, $1,329 and $1,134 for the years ended December 31, 1999, 1998 and 1997, respectively.


8.  DEPOSITS:

         A summary of deposits is as follows:


                                                                          DECEMBER 31,
                                                              -------------------------------------
                                                                   1999                 1998
                                                              ----------------    -----------------

Demand, noninterest-bearing                                         $  65,086            $  65,588
Demand, interest bearing                                              110,659              124,972
Savings                                                               116,438              102,463
Time, $100 and over                                                   157,841              141,161
Time, other                                                           349,152              355,438
                                                              ----------------    -----------------
                                                                    $ 799,176           $  789,622
                                                              ================    =================


9.  FEDERAL FUNDS PURCHASED:

         Federal funds purchased generally have one- to four-day maturities. The following table reflects the maximum month-end outstanding balance, average daily outstanding balances, average rates paid during the year, and the average rates paid at year-end for federal funds purchased:

                                                                 YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------------
                                                     1999                  1998                  1997
                                                ----------------     -----------------     -----------------
Federal funds purchased:
Average balance                                        $  7,341          $  3,204             $   1,605
Average rate                                               5.48  %           6.17   %              6.29   %
Maximum month-end balance                              $ 28,000          $ 13,800             $  12,300
Balance at year-end                                    $ 24,100          $     --             $  12,300
Average rate on balance at year-end                        5.41  %             --   %              6.07   %

10.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

         Federal Home Loan Bank (FHLB) advances and other borrowings are as follows:

                                                                                                 DECEMBER 31,
                                                                                          --------------------------
                                                                                              1999            1998
                                                                                          -----------      ---------

Term reverse repurchase agreements (average rate 5.48% in 1999; 5.54% in 1998)            $   50,000       $  55,000
FHLB advances (average rate 5.76% in 1999; 5.16% in 1998)                                    285,148         228,000

Term debt with a financial institution (7.47% in 1999; 6.63% in 1998), due 2003                6,250          13,750
                                                                                          ----------       ---------
                                                                                          $  341,398       $ 296,750
                                                                                          ==========       =========

         Minimum annual retirements on borrowings for the next five years consisted of the following at December 31, 1999:

        MATURITY              WEIGHTED AVERAGE            PRINCIPAL
     (PERIOD ENDING)            INTEREST RATE             REPAYMENT
     ---------------            -------------             ---------
     2000                            5.72 %              $ 188,500
     2001                            6.31                   52,500
     2002                            7.47                    1,250
     2003                            4.98                   14,000
     2004                              --                       --
     2005 and thereafter             5.58                   85,148
                                     ----                ---------
          Total                      5.75 %             $  341,398
                                     ====               ==========


         In December 1998, the Company prepaid $34,465 of FHLB advances that had a weighted average interest rate of 6.19%. In connection with this early repayment of debt, the Company paid prepayment penalties totaling $613 which have been recorded, net of taxes of $213, as an extraordinary item in the 1998 consolidated statement of income.

         FHLB advances must be secured by eligible collateral as specified by the FHLB. Accordingly, the Company has a blanket pledge of its first mortgage loan portfolio as collateral for the advances outstanding at December 31, 1999 with a required minimum ratio of collateral to advances of 150%. Also, the Company's investment in FHLB stock of $14,258 at December 31, 1999 is pledged as collateral for outstanding advances.

         The term reverse repurchase agreements are with Salomon Brothers, Inc. under which the Company sold mortgage-backed securities classified as available-for-sale and with a current carrying and fair value of $54,544 and $62,137 and accrued interest of $332 and $367 at December 31, 1999 and 1998, respectively. The reverse repurchase agreements have a weighted average maturity of 7.7 years at December 31, 1999 and 7.9 years at December 31, 1998. Also, $24,000 of such reverse repurchase agreements at December 31, 1999 are callable in 2000 and $21,000 are callable in 2001.

         The term debt with a financial institution was obtained by the Company to partially fund the acquisition of County. Under terms of the loan agreement, the Company is required to make quarterly interest payments. Annual principal payments commenced February 1998. The unpaid loan balance is due in full September 1, 2003. The loan agreement contains certain financial covenants, all of which the Company was in compliance with at December 31, 1999. Also, 67% of the stock of FNB collateralizes this borrowing at December 31, 1999.

11. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF THE PARENT

         On October 18, 1999, the Trust, a statutory business trust created under Delaware law, issued $20,000 of 9.875% Capital Securities, Series A ("Capital Securities") with a stated value and liquidation preference of $1 per share. The Trust's obligations under the Capital Securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the Capital Securities of the Trust, as well as the proceeds from the issuance of common securities to the Company, were utilized by the Trust to invest in $20,619 of 9.875% Junior Subordinated Debentures (the "Debentures") of the Company. The Debentures are unsecured obligations and rank subordinate and junior to the right of payment to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Capital Securities is cumulative and payable semi-annually in arrears. The Company has the right to optionally redeem the Debentures prior to the maturity date of October 15, 2029, on or after October 15, 2009 at 104.938% (declining annually thereafter to 100% after October 15, 2019) of the stated liquidation amount, plus accrued and unpaid distributions, if any, to the redemption date. Under the occurrence of certain events, specifically a Tax Event, Investment Company Event or Capital Treatment Event as more fully defined in the BFOH Capital Trust I Prospectus dated October 13, 1999, the Company may redeem in whole, but not in part, the Debentures prior to October 15, 2009. Proceeds from any redemption of the Debentures would cause a mandatory redemption of the Capital Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Debentures redeemed.

         The Trust is a wholly-owned subsidiary of the Company, has no independent operations and has issued securities that contain a full and unconditional guarantee of its parent, the Company. The Trust is exempt from the reporting requirements of the Securities Exchange Act of 1934.

12.  RETIREMENT PLANS:

         The Company has a defined contribution plan which covers substantially all full-time employees.
Contributions to the plan are based upon a predetermined percentage of the employees' base compensation. Expenses related to the plan for the years ended December 31, 1999, 1998 and 1997 were approximately $174, $128 and $275, respectively.

         The Company also has a 401(k) Retirement Plan which covers substantially all employees with more than one year of service. The Company makes contributions to the plan pursuant to salary savings elections and discretionary contributions as set forth by the provisions of the plan. Employees direct the investment of account balances from plan alternatives. Operations have been charged $561, $499 and $396 for contributions to the plan for the years ended December 31, 1999, 1998 and 1997, respectively.

         The Company maintains an employee stock purchase plan whereby eligible employees and directors, through their plan contributions, may purchase shares of the Company's stock. Such shares are purchased from treasury stock at fair market value. Minimal expenses were incurred by the Company for the years ended December 31, 1999 and 1998, and 1997, in connection with the plan.

         The Company currently provides certain health care benefits for eligible retirees, using the accrual method of accounting for the projected costs of providing post retirement benefits during the period of employee service. During 1997, the Company changed its employee benefit program to no longer provide post retirement benefits to employees who were not eligible to retire as of December 31, 1997. As a result of this plan curtailment, a gain of $500 was recognized and is included in other income in 1997. At December 31, 1999 and 1998, the recorded liability for post retirement benefits was $501. For the years ended December 31, 1999, 1998, and 1997, health care benefit costs for eligible retirees was $34, $43 and $143, respectively.

13.  STOCK INCENTIVE PLAN

         The Company has adopted the 1997 Omnibus Stock Incentive Plan (the
Plan) which provides for the granting of stock options and other stock related awards to key employees. Under the Plan, 800,000 authorized but unissued or reacquired common shares are reserved for issuance. All options granted were at a price that equaled or exceeded the market value of the Company's common stock at the date of grant. The options vest ratably over four years and expire 20 years from the date of grant. No compensation expense was recognized in 1999, 1998 or 1997 related to the Plan. The summary of stock option activity is as follows:

                                                                WEIGHTED                                 WEIGHTED
                                          OPTIONS           AVERAGE EXERCISE        OPTIONS            AVERAGE EXERCISE
                                        OUTSTANDING              PRICE            EXERCISABLE              PRICE
                                        -----------              -----            -----------              -----
December 31, 1996                                --                       --                 --                       --
Options granted                              92,120                  $ 25.75
                                      -------------      -------------------
December 31, 1997                            92,120                    25.75                 --                    $  --
                                                                                 ==============      ===================
Options granted                              85,000                    33.00
Less:
Stock Options cancelled                       2,880                    25.75
                                      -------------      -------------------
December 31, 1998                           174,240                    29.29             22,310                  $ 23.50
                                                                                 ==============      ===================
Options granted                             121,100                    26.12
Less:
Stock options exercised                       2,340                    23.50
Stock options cancelled                      20,714                    29.17
                                      -------------      -------------------
December 31, 1999                           272,286                  $ 27.94             56,607                  $ 26.18
                                      =============      ===================     ==============      ===================


The following table summarizes information about stock options outstanding at December 31, 1999:

                                                     AVERAGE
                                                     REMAINING
                                                    CONTRACTUAL         AVERAGE EXERCISE     AVERAGE EXERCISE
                                   OPTIONS             LIFE              PRICE - OPTIONS         OPTIONS         PRICE - OPTIONS
EXERCISE PRICE RANGE             OUTSTANDING          (YEARS)            OUTSTANDING           EXERCISABLE          EXERCISABLE
----------------------------   ----------------  -------------------  ---------------------- --------------  ---------------------
$23.50 to $25.00                        90,670                 19.1                $  24.44         37,620               $  24.25
$25.01 to $30.00                       117,157                 19.1                   27.50         18,987                  30.00
$30.01 to $35.00                        45,472                 19.0                   32.67             --                     --
$35.01 to $40.00                        18,987                 19.0                   36.00             --                     --
                               ----------------  -------------------  ---------------------- --------------  ---------------------
Total                                  272,286                 19.1                $  27.94         56,607               $  26.18
                               ================  ===================  ====================== ==============  =====================

         For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of the stock options granted in 1999, 1998 and 1997 was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions used in the option pricing model were as follows:


                                                1999              1998              1997
                                       -------------------- ----------------- -----------------
Risk-free interest rate                   5.33% to 6.18%                4.75%             5.75%
Expected dividend yield                            3.09%                2.00%             2.25%
Expected option life (years)                        7.0                 7.0                7.0
Expected volatility                               30.39%               31.37%            21.61%


         For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost for the Company been determined consistent with SFAS No. 123, income before extraordinary items, net income and basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997 would have been as follows:


                                             1999              1998             1997
                                       ----------------- ---------------- -----------------
Net income, as reported                  $ 12,304         $     10,168           $ 10,770
Pro forma net income                       11,927                9,974             10,759
Earnings per share, as reported:
     Basic                                   1.58                 1.28               1.35
     Diluted                                 1.58                 1.28               1.35
Pro forma earnings per share:
     Basic                                   1.53                 1.25               1.35
     Diluted                                 1.53                 1.25               1.35


         Also under the Plan, the Company adopted the 1997 Bonus Shares Program whereby eligible employees receiving annual bonus awards may elect to receive up to 50% of such awards in common shares of the Company ("bonus shares"). Employees who elect to receive bonus shares in lieu of cash will receive additional matching shares from the Company equal to 50% of the bonus shares, provided that the employee is continuously employed by the Company and continuously owns the bonus shares for five years from the date of issuance of the bonus shares. Eligible employees elected to receive $287, $115 and $203 of their 1999, 1998 and 1997 bonuses, respectively, in bonus shares which resulted in the issuance of 15,227 shares in 2000, 3,979 shares in 1999 and 8,650 shares in 1998.

14.  INCOME TAXES:

     The provision for income taxes is summarized below:

                                                             YEAR ENDED DECEMBER 31,
                                      -------------------------------------------------------------------
                                                     1999                   1998                   1997
                                      --------------------- ---------------------- ----------------------
Current                                            $ 5,825              $  4,939                $ 4,453
Deferred                                              (140)                 (104)                 1,083
                                                   -------              --------                -------
Provision for income taxes                         $ 5,685              $  4,835                $ 5,536
                                                   =======              ========                =======


     The following is a reconciliation of income tax at the federal statutory rate to the effective rate of tax on the financial statements:

                                                                         YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------
                                                                 1999            1998           1997
                                                           -----------------------------------------------
Tax at federal statutory rate                                    35%             35%             35%
Permanent differences:
Tax-exempt interest, net of allowed interest expense             (3)             (3)             (3)
Increase in cash surrender value of life insurance               (2)             (2)              --
Amortization of intangibles and other                             2               1               2
                                                                 ---             ---             ---
Effective tax rate                                               32%             31%             34%
                                                                 ===             ===             ===


     Deferred income taxes are recognized at prevailing income tax rates for temporary differences between financial statement and income tax bases of assets and liabilities. The components of the net deferred tax asset (liability) were as follows:


                                                                      DECEMBER 31,
                                                       -------------------------------------------
                                                                  1999                  1998
                                                       -------------------------------------------
Deferred tax assets arising from:
         Allowance for possible loan losses                         $ 2,645                $2,341
         Reserve for health insurance                                   246                   212
         Amortization of intangibles                                    505                   353
         Service loan interest                                           39                    78
         Unrealized holding losses on securities                      4,486                   235
         Other                                                          263                   467
                                                                    -------                ------
              Total deferred tax assets                               8,184                 3,686
                                                                    -------                ------
Deferred tax liabilities arising from:
         Gain on sale of loans                                        1,514                 1,423
         Deferred loan fees and costs                                   271                   379
         FHLB stock dividends                                         1,286                 1,369
         Purchase accounting adjustments                                241                   157
         Depreciation                                                   180                    93
         Other, net                                                     454                   418
                                                                    -------                ------
              Total deferred tax liabilities                          3,946                 3,839
                                                                    -------                ------
Net deferred tax asset (liability)                                   $4,238                $(153)
                                                                    =======                ======

         The Company did not record a valuation allowance at December 31, 1999 as the net deferred tax asset was considered to be realizable based on the level of historical and anticipated future taxable income. Net deferred tax assets and liabilities and federal income tax expense in future years can be significantly affected by changes in enacted tax rates.

15.  EARNINGS PER SHARE

     The computation of earnings per share for the years ended December 31, 1999, 1998 and 1997 is as follows. All share amounts have been adjusted to give retroactive effect to the two for one stock split in 1998:


                                                                             1999                 1998                 1997
                                                                  ----------------     ----------------     ----------------
Income before extraordinary item                                          $12,304              $10,568              $10,770
Extraordinary item                                                             --                 (400)                  --
                                                                  ----------------     ----------------     ----------------
Net income                                                                $12,304              $10,168              $10,770
                                                                  ================     ================     ================
Weighted average shares outstanding                                     7,794,202            7,959,362            7,960,996
Basic earnings per share:
         Before extraordinary item                                        $  1.58              $  1.33              $  1.35
         Extraordinary item                                                    --                (0.05)                   --
                                                                  ----------------     ----------------     ----------------
         After extraordinary item                                         $  1.58              $  1.28              $  1.35
                                                                  ================     ================     ================

Weighted average shares outstanding                                     7,794,202            7,959,362            7,960,996
Diluted effect due to stock incentive plans                                 8,058               11,222                   --
                                                                  ----------------     ----------------     ----------------
Weighted average shares outstanding, as adjusted                        7,802,260            7,970,584            7,960,996
Diluted earnings per share:
         Before extraordinary item                                        $  1.58              $  1.33              $  1.35
         Extraordinary item                                                    --                (0.05)                  --
                                                                  ----------------     ----------------     ----------------
         After extraordinary item                                         $  1.58              $  1.28              $  1.35
                                                                  ================     ================     ================


16.  LEASE COMMITMENTS:

     The Company leases equipment, land at two branch locations, and certain office space. One land lease has five renewal options for five years each and the other has a lease term until 2073.

     A summary of non-cancelable future operating lease commitments at December 31, 1998 follows:

              2000                                  $ 723
              2001                                    601
              2002                                    546
              2003                                    518
              2004                                    364
              2005 and thereafter                     367
                                               ----------
                                                  $ 3,119
                                               ==========


     Rent expense under all lease obligations, including month-to-month agreements, aggregated approximately $539, $573 and $512 for the years ended December 31, 1999, 1998 and 1997, respectively.


17.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

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

                                                       DECEMBER 31,
                                                   1999             1998
                                             ----------------- ----------------
Financial instruments whose contract
 amounts represent credit risk:
Loan commitments                                 $ 119,789         $ 96,337
Standby letters of credit                              643              551


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

         Interest rate swaps generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying notional amount and are used by the Company to manage its interest rate risk. Notional amounts represent agreed upon amounts on which calculations of interest payments to be exchanged are based. Notional amounts do not represent direct credit exposures. The actual market or credit exposure of this type of financial instrument is significantly less than the notional amount. Direct credit exposure is limited to the net difference between the calculated pay and receive amounts on each transaction, which is generally netted and paid or received monthly, and the inability of the counter-party to meet the terms of the contract. This risk is normally a small percentage of the notional amount and fluctuates as interest rates move up and down. Market risk is more directly measured by the fair values of the interest rate swap agreements. The Company had $40,625 and $51,875, respectively, of notional swap principal contracts outstanding at December 31, 1999 and 1998 related to asset-liability management activities. These swap contracts have maturity dates ranging from February 2000 to October 2002 and require the Company to pay a fixed rate of interest ranging from 6.09% to 6.58% in return for receiving a variable rate of interest based on the three month London Inter Bank Offered Rate (LIBOR). For the years ended December 31, 1999, 1998 and 1997, interest expense on swap contracts was $500, $344 and $147, respectively, and is included with interest expense on borrowings.

         The Company offers credit cards in an agency capacity for another institution. Under certain circumstances, the credit cards are issued with recourse to the Company. The total of these credit lines with recourse to the Company was not material at December 31, 1999.

         In addition to the financial instruments with off-balance sheet risks, the Company has commitments to lend money which have been approved by the Small Business Administration's (SBA) 7(a) program. Such commitments carry SBA guarantees on individual credits ranging from 29% to 80% of principal balances. The total of such commitments at December 31, 1999 and 1998, were $14,192 and $15,657, respectively, with guaranteed principal by the SBA totaling $8,910 and $10,496, respectively.

         The Company has no significant concentrations of credit risk with any individual counter-party. The Company's lending is concentrated primarily in the State of Ohio market area.

18.  SHAREHOLDERS' EQUITY:

         The payment of dividends by FNB is subject to regulatory restrictions by regulatory authorities. These restrictions for national banks provide that dividends in any calendar year generally shall not exceed the total net profits of that year plus the retained net profits of the preceding two years. In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. At December 31, 1999, $1,997 of the retained earnings of FNB is available for the payment of dividends to the Company without regulatory agency approval.


19.  REGULATORY CAPITAL REQUIREMENTS:

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

         Quantitative measures established by regulators to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the applicable regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company meets all capital adequacy requirements to which it is subject.

         As of December 31, 1999, the most recent notifications from the various primary regulators of the Company and its subsidiary categorized each entity as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

Actual capital amounts and ratios of the Company and FNB are as follows:



                                                                                                         TO BE WELL CAPITALIZED
                                                                                  FOR CAPITAL ADEQUACY   UNDER PROMPT CORRECTIVE
                                                               ACTUAL                   PURPOSES            ACTION PROVISIONS
                                                               ------                   --------            -----------------
                                                        AMOUNT        RATIO       AMOUNT        RATIO      AMOUNT        RATIO
                                                        ------        -----       ------        -----      ------        -----
As of December 31, 1999:
         Total Capital (to Risk-Weighted Assets):
         Consolidated                                    $103,106      12.25 %      $67,322       8.00 %     $84,152      10.00 %
         FNB                                               91,490      10.83         67,584       8.00        84,480      10.00

Tier 1 Capital (to Risk-Weighted Assets):
         Consolidated                                     $95,675      11.37 %      $33,661       4.00 %     $50,491       6.00 %
         FNB                                               76,085       9.01         33,792       4.00        50,688       6.00

Tier 1 Capital (to Average Assets):
         Consolidated                                     $95,675       7.77 %      $49,267       4.00 %     $61,584       5.00 %
         FNB                                               76,085       6.20         49,062       4.00        61,327       5.00


20.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

                           Federal Home Loan Bank advances and other borrowings -- The estimated fair value of Federal Home Loan Bank advances and other borrowings are based on discounted cash flow analyses using current rates for the same advances.

                           Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Deferrable Interest Debentures of the Parent -- The estimated fair value is based on discounted cash flow analyses using current rates for similar borrowings.

                           Interest Rate Swaps -- Estimated fair values are based on quoted market prices.

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

         The fair values of financial instruments were as follows:

                                                            DECEMBER 31, 1999                  DECEMBER 31, 1998
                                                            -----------------                  -----------------
                                                         CARRYING         FAIR             CARRYING            FAIR
                                                         AMOUNT           VALUE             AMOUNT            VALUE
                                                         ------           -----             ------            -----
Cash and due from banks                                $ 32,191          $ 32,191          $ 28,731         $ 28,731
Federal funds sold                                          183               183               469              469
Securities available-for-sale                           310,449           310,449           301,097          301,097
Securities held-to-maturity                              20,786            20,601            26,518           26,809
Loans, net of allowance for loan losses                 842,336           842,635           770,420          777,604
Demand and savings deposits                             292,183           292,183           293,023          293,023
Time deposits                                           506,993           505,195           496,599          500,518
Federal funds purchased                                  24,100            24,100                --               --
Federal Home Loan Bank advances and
  other borrowings                                      341,298           340,183           296,750          298,014
Company obligated manditorily
  redeemable preferred securities of
  subsidiary trust holding solely junior
  subordinated deferrable interest
  debentures of the parent                               20,000            19,541                --              --
Interest rate swaps                                          --               336                --          (1,495)



21.  PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION:

         Parent Company only condensed financial information is as follows:


                             CONDENSED BALANCE SHEET
                           DECEMBER 31, 1999 AND 1998

                                                                          DECEMBER 31,
                                                                          ------------
                                                                    1999                 1998
                                                              -----------------    -----------------
Assets:
  Cash                                                                $ 14,260             $    663
  Investment in subordinated debt and repurchase
    agreement with subsidiary                                           10,000               14,000
  Investment in subsidiaries                                            80,141               84,554
  Intangible assets                                                      1,000                1,600
  Other assets                                                           2,132                  529
                                                              -----------------    -----------------
         Total assets                                                 $107,533             $101,346
                                                              =================    =================
Liabilities and equity:
  Long-term borrowings                                                $  6,250             $ 13,750
  Junior subordinated debentures due subsidiary                         20,619                   --
  Other liabilities                                                        556                   61
                                                              -----------------    -----------------
  Total liabilities                                                     27,425               13,811
Shareholders' equity                                                    80,108               87,535
                                                              -----------------    -----------------
         Total liabilities and equity                                $ 107,533             $101,346
                                                              =================    =================

                          CONDENSED STATEMENT OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND 1997


                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                      1999            1998            1997
                                                                   ------------    ------------    -----------
Dividends from subsidiaries                                           $ 13,000        $ 14,750         $9,000
Interest income                                                            133               3              3
Interest expense                                                         (981)         (1,044)        (1,138)
Operating expenses                                                     (1,477)         (1,695)        (2,121)
                                                                   ------------    ------------    -----------
Income before income tax and equity in
  earnings of subsidiaries                                              10,675          12,014          5,744
Federal income tax benefit                                                 817             959          1,029
                                                                   ------------    ------------    -----------
Income before equity in earnings of subsidiaries                        11,492          12,973          6,773
Earnings of subsidiaries in excess of (less than) dividends                812         (2,805)          3,997
                                                                   ------------    ------------    -----------
Net income                                                            $ 12,304        $ 10,168       $ 10,770
                                                                   ============    ============    ===========


                        CONDENSED STATEMENT OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND 1997


                                                                                            YEAR ENDED DECEMBER 31,
                                                                                            -----------------------
                                                                                     1999             1998             1997
                                                                                  ------------     ------------     ------------
Cash flows from operating activities:
Net income                                                                            $12,304          $10,168          $10,770
Adjustments to reconcile net income to net cash provided by operations:
Amortization and depreciation                                                             633              621              628
(Increase) decrease in other assets                                                   (1,636)            1,009          (1,086)
Increase (decrease) in other liabilities                                                  495            (304)              548
Earnings less than (in excess of) dividends                                             (812)            2,805          (3,997)
                                                                                  ------------     ------------     ------------
Net cash provided by operating activities                                              10,984           14,299            6,863
                                                                                  ------------     ------------     ------------
Cash flows from investing activities:
Acquisition of County                                                                      --               --          (1,500)
Investment in subsidiaries                                                            (2,669)               --            (500)
Purchase of equipment and other assets                                                     --               --              (2)
Decrease (increase) in subordinated debt and repurchase
  agreement with subsidiary                                                             4,000          (6,000)          (1,000)
                                                                                  ------------     ------------     ------------
Net cash provided by (used for) investing activities                                    1,331          (6,000)          (3,002)
                                                                                  ------------     ------------     ------------
Cash flows from financing activities:
Issuance of common stock                                                                2,220              203               --
Decrease in long-term debt                                                            (7,500)          (1,250)               --
Issuance of junior subordinated debentures to subsidiary                               20,619               --               --
Cash dividends paid                                                                   (4,419)          (4,333)          (4,179)
Purchase of treasury stock                                                            (9,924)          (3,394)            (433)
Treasury shares issued and other                                                          286            1,138              445
                                                                                  ------------     ------------     ------------
Net cash provided by (used in) financing activities                                     1,282          (7,636)          (4,167)
                                                                                  ------------     ------------     ------------
Net increase (decrease) in cash                                                        13,597              663            (306)
Cash, beginning of period                                                                 663               --
                                                                                  ------------     ------------     ------------
Cash, end of period                                                                  $ 14,260            $ 663            $  --
                                                                                  ============     ============     ============

         The Parent Company paid $5,700, $6,100 and $3,300 for income taxes in 1999, 1998 and 1997, respectively, and $623, $1,064 and $1,133 for interest in 1999, 1998 and 1997, respectively.

22.  COMPREHENSIVE INCOME:

         Other comprehensive income for the years ended December 31, 1999, 1998 and 1997 consists of the following:

                                                             1999                   1998                   1997
                                                       ------------------     ------------------     ------------------

Unrealized holding gains (losses) on available-
  for-sale securities arising during period                  $  (11,826)            $   (2,370)              $   1,356
Tax (expense) or benefit                                           4,139                    812                  (462)
                                                       ------------------     ------------------     ------------------
Net of tax amount                                                (7,687)                (1,558)                    894
                                                       ------------------     ------------------     ------------------
Less:  Reclassification adjustment for gains
       included in net income                                      (318)                   (34)                   (88)
         Tax expense                                                 111                     12                     30
                                                       ------------------     ------------------     ------------------
         Net of tax amount                                         (207)                   (22)                   (58)
                                                       ------------------     ------------------     ------------------
Net unrealized gains (losses) on available-for-
  sale securities                                             $  (7,894)            $   (1,580)               $    836
                                                       ==================     ==================     ==================

23.      SEGMENT REPORTING

         The Company manages and operates two major lines of businesses: community banking and investment and funds management. Community banking includes lending and related services to businesses and consumers, mortgage banking, and deposit gathering. Investment and funds management includes trust services, financial planning services and retail sales of investment products. These business lines are identified by the entities through which the product or service is delivered.

         The reported line of business results reflect the underlying core operating performance within the business units. Parent and Other is comprised of the parent company and its special purpose trust subsidiary. It also includes inter-company eliminations and significant non-recurring items of income and expense company-wide. Substantially all of the Company's assets are part of the community banking line of business. Selected segment information is included in the following table:


                                                                    INVESTMENT
                                                 COMMUNITY           AND FUNDS            PARENT AND
                                                  BANKING            MANAGEMENT              OTHER                 TOTAL
                                              -----------------    -----------------     ----------------     ----------------
1999:
Net interest income                               $      39,293             $     11           $    (837)            $  38,467
Provision for possible loan losses                        1,580                   --                  --                 1,580
                                              -----------------    -----------------     ----------------     ----------------
Net interest income after provision for
  possible loan losses                                   37,713                   11                (837)               36,887
Non-interest income                                       7,550                3,203                   --               10,753
Non-interest expense                                     25,728                2,446                1,477               29,651
                                              -----------------    -----------------     ----------------     ----------------
Income (loss) before income taxes                        19,535                  768              (2,314)               17,989
Income tax expense (benefit)                              6,201                  298                (814)                5,685
                                              -----------------    -----------------     ----------------     ----------------
Net income (loss)                                 $      13,334             $    470           $  (1,500)            $  12,304
                                              =================    =================     ================     ================

1998:
Net interest income                               $      37,520             $     28           $  (1,041)            $  36,507
Provision for possible loan losses                        1,225                   --                   --                1,225
                                              -----------------    -----------------     ----------------     ----------------
Net interest income after provision for
  possible loan losses                                   36,295                   28              (1,041)               35,282
Non-interest income                                       7,807                2,121                   20                9,948
Non-interest expense                                     24,844                1,639                3,344               29,827
                                              -----------------    -----------------     ----------------     ----------------
Income (loss) before income taxes and
  extraordinary item                                     19,258                  510              (4,365)               15,403
Income tax expense (benefit)                              6,182                  182              (1,529)                4,835
                                              -----------------    -----------------     ----------------     ----------------
Income (loss) before extraordinary
  item                                                   13,076                  328              (2,836)               10,568
Extraordinary item                                           --                   --                  400                  400
                                              -----------------    -----------------     ----------------     ----------------
Net income (loss)                                  $     13,076             $    328           $  (3,236)            $  10,168
                                              =================    =================     ================     ================


24.  NEW ACCOUNTING PRONOUNCEMENTS:

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments and for hedging activities. The provisions of this statement will primarily impact the accounting for the Company's interest rate swap transactions which had a total notional amount of $40,625 at December 31, 1999 (see Note 17). The Company does not anticipate that this standard will have a significant impact on its financial statements.

25.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1999 and 1998:

                                                    FIRST               SECOND              THIRD                 FOURTH
                                                   QUARTER              QUARTER             QUARTER               QUARTER
                                              -----------------    -----------------     ----------------     ----------------
  (Dollars in thousands, except per
             share amounts)

1999:
Interest Income                                     $  21,371           $ 21,744             $ 22,045             $ 22,954
Net interest income                                     9,401              9,739                9,591                9,736
Provision for possible loan losses                        350                375                  405                  450
Income before income taxes                              4,157              4,531                4,555                4,746
Net income                                              2,841              3,091                3,152                3,220
Basic and diluted earnings per share                $     .36           $    .39             $    .41             $    .42

1998:
Interest Income                                     $  21,235           $ 21,429             $ 22,295             $ 21,698
Net interest income                                     9,135              9,024                9,266                9,082
Provision for possible loan losses                        307                318                  300                  300
Income before income taxes and extraordinary item       4,168              3,180                4,377                3,678
Income before extraordinary item                        2,808              2,227                2,990                2,543
Net income                                              2,808              2,227                2,990                2,143
Basic earnings per share before extraordinary
  item                                              $    0.35           $   0.28             $   0.38             $   0.32
Diluted earnings per share before extraordinary
  item                                              $    0.35           $   0.28             $   0.37             $   0.32
Basic earnings per share                            $    0.35           $   0.28             $   0.38             $   0.27
Diluted earnings per share                          $    0.35           $   0.28             $   0.37             $   0.27


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

                                        *

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

                                        *

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

                                        *




* Reference is made to the information under the captions "Election of Directors," "Executive Officers," "Executive Compensation, "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2000, which is incorporated by this reference into this annual report.

ITEM 14:      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------------

         (a)  (1) Financial Statements

              BancFirst Ohio Corp. and Subsidiaries:
                  Report of Independent Accountants
                  Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Income for the Years Ended
                    December 31, 1999, 1998 and 1997
                  Consolidated Statements of Changes in Shareholders' Equity
                    for the Years Ended December 31, 1999, 1998 and 1997
                  Consolidated Statements of Cash Flows for the Years ended
                    December 31, 1999, 1998 and 1997
                  Notes to Consolidated Financial Statements

         (a)  (2) Financial Statement Schedules

              Other schedules to the financial statements for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (a)  (3) Exhibits

              List and Index on page 64.

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

                                        BANCFIRST OHIO CORP.

                                        By:  (Signed)/s/William F. Randles
                                             ------------------------------
                                             William F. Randles
                                             Director and Chairman of the Board

Dated:   Zanesville, Ohio
         March 6, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signatures                                           Title                              Date
----------                                           -----                              ----
(Signed)/s/Philip E. Burke                           Director                           March 6, 2000
------------------------------------
Philip E. Burke

(Signed)/s/Gary N. Fields                            Director and Chief                 March 6, 2000
------------------------------------                 Executive Officer
Gary N. Fields

(Signed)/s/Milman H. Linn, III                       Director                           March 6, 2000
------------------------------------
Milman H. Linn, III

(Signed)/s/James L. Nichols                          Director                           March 6, 2000
------------------------------------
James L. Nichols

(Signed)/s/James H. Nicholson                        Director                           March 6, 2000
------------------------------------
James H. Nicholson


(Signed)/s/Karl C. Saunders                          Director                           March 6, 2000
------------------------------------
Karl C. Saunders

(Signed)/s/William T. Stewart                        Director                           March 6, 2000
------------------------------------
William T. Stewart


(Signed)/s/J.W. Straker, Jr..                        Director                           March 6, 2000
------------------------------------
J. W. Straker, Jr.


(Signed)/s/William F. Randles                        Director and Chairman              March 6, 2000
------------------------------------                 of the Board
William F. Randles


(Signed)/s/Kim M. Taylor                             Chief  Financial Officer and       March 6, 2000
------------------------------------                 Chief Accounting Officer
Kim M. Taylor

                                        Exhibit List and Index
                                    BancFirst Ohio Corp. Form 10-K
                                 for the year ended December 31, 1999

                                                                                         SEQUENTIALLY
EXHIBIT NO.         DESCRIPTION                                                          NUMBERED PAGE
-----------         -----------                                                          -------------
3.1                 Articles of Incorporation of the Company, as amended
                    (incorporated by reference to Exhibit 3.1 to the Company's
                    Form 10-K for the year ended December 31, 1991, Exhibit 3.3                ---
                    to the Company's form 10-K for the year ended December 31,
                    1992 and Exhibit 3.6 to the Company's Form 10-K for the year ended December 31, 1994).

3.2                 Code of Regulations of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's form 10-K for
                    the year ended December 31, 1991, Exhibit 3.4 to the                       ---
                    Company's Form 10-K for the year ended December 31, 1992 an
                    Exhibit 3.5 to the Company's Form 10-K for the ended
                    December 31, 1993).

10.1                Loan Agreement by and between the Company and LaSalle
                    National Bank dated August 14, 1996 (incorporated by
                    reference to Exhibit 10.1 to the Company's Registration
                    Statement on Form S-3, Registration No. 333-06707).                        ---

10.2                Indenture of the Company relating to the Junior Subordinated
                    Debentures (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4,
                    Registration Statement No. 333-30570).

10.3                Amended and Restated Trust Agreement of BFOH Capital Trust I
                    (incorporated by reference to the Company's Registration
                    Statement on Form S-4, Registration Statement No.
                    333-30570).

10.4 Agreement and Plan of Reorganization dated January 13, 2000 by and among the Company, FNB, Milton Federal Financial
                    Corporation and Milton Federal Savings Bank (incorporated by reference to the exhibit to the Company's Current Report on Form 8-K filed January 21, 2000).

*21.1               Subsidiaries of the Company                                                 65

*23.1               Consent of PricewaterhouseCoopers LLP                                       66

*27.1               Financial Data Schedule                                                     67

-------------------
*Filed herewith.