Form 10-Q
period 2000-03-31
BANCFIRST OHIO CORP
filed 2000-05-12
CIK 868572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                Yes  X     No
                                    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                Class                        Outstanding as of May 11, 2000
                -----                        ------------------------------
     Common Stock, No Par Value                         7,455,000

                                      INDEX
                              BANCFIRST OHIO CORP.

PART I. FINANCIAL INFORMATION                                           PAGE NO.
                                                                        --------

         Item 1. Financial Statements

                  Consolidated Balance Sheet............................  3

                  Consolidated Statement of Income......................  4

                  Consolidated Statement of Cash Flows..................  5

                  Notes to Consolidated Financial Statements............  6-7

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................  8-19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....  20

PART II. OTHER INFORMATION

         Other Information..............................................  21

         Item 1. Legal Proceedings
         Item 2. Changes in Securities
         Item 3. Defaults upon Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K
                    (a) Exhibits on Item 601 of Regulation S-K
                    (b) Exhibit 27: Financial Data Schedule
                    (c) Reports on Form 8-K


Signatures..............................................................  22

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                              BANCFIRST OHIO CORP.
                                           CONSOLIDATED BALANCE SHEET
                                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               March 31,
                                                                                 2000
                                                                              (Unaudited)     December 31, 1999
                                                                              -----------     -----------------
                                 ASSETS:
Cash and due from banks                                                       $   26,657         $   32,191
Federal funds sold                                                                   193                183
Securities held-to-maturity, at amortized cost (approximate fair
  value of $19,809 and $20,601 in 2000 and 1999, respectively)                    20,033             20,786
Securities available-for-sale, at fair value                                     330,017            310,449
                                                                              ----------         ----------
       Total securities                                                          350,050            331,235
                                                                              ----------         ----------
Loans, net of unearned income                                                    881,911            849,767
Allowance for possible loan losses                                                (7,761)            (7,431)
                                                                              ----------         ----------
       Net loans                                                                 874,150            842,336
                                                                              ----------         ----------
Bank premises and equipment, net                                                  14,997             14,789
Accrued interest receivable                                                        8,565              8,260
Intangible assets                                                                 12,255             12,606
Other assets                                                                      34,169             32,606
                                                                              ----------         ----------
       Total assets                                                           $1,321,036         $1,274,206
                                                                              ==========         ==========

                               LIABILITIES:
Deposits:
       Non-interest-bearing deposits                                          $   66,445         $   65,086
       Interest-bearing deposits                                                 740,922            734,090
                                                                              ----------         ----------
           Total deposits                                                        807,367            799,176
Federal funds purchased                                                           26,200             24,100
Federal Home Loan Bank advances and other borrowings                             396,898            361,398
Accrued interest payable                                                           3,960              3,618
Other liabilities                                                                  7,525              5,806
                                                                              ----------         ----------
           Total liabilities                                                   1,241,950          1,194,098

                          SHAREHOLDERS' EQUITY:
Common stock, no par value, 20,000,000 shares authorized,
  8,180,033 and 8,164,807 shares issued in 2000 and 1999, respectively            66,313             66,318
Retained earnings                                                                 37,798             35,795
Accumulated other comprehensive income - unrealized holding losses
  on securities available-for-sale, net                                           (8,466)            (8,334)
Treasury stock, 712,537 and 569,628 shares, at cost, in 2000 and
  1999, respectively                                                             (16,559)           (13,671)
                                                                              ----------         ----------
Total shareholders' equity                                                        79,086             80,108
                                                                              ----------         ----------
     Total liabilities and shareholders' equity                               $1,321,036         $1,274,206
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

                                BANCFIRST OHIO CORP.
                          CONSOLIDATED STATEMENT OF INCOME
                                     (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE DATE)

                                                               THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             ----------------------
                                                               2000           1999
                                                             -------        -------
INTEREST INCOME:
   Interest and fees on loans                                $18,025        $16,192
   Interest and dividends on securities:
      Taxable                                                  5,606          4,744
      Tax-exempt                                                 421            412
   Other interest income                                           3             23
                                                             -------        -------
              Total interest income                           24,055         21,371
                                                             -------        -------

Interest expense:
   Deposits                                                    8,256          8,051
   Borrowings                                                  6,188          3,919
                                                             -------        -------
               Total interest expense                         14,444         11,970
                                                             -------        -------
               Net interest income                             9,611          9,401
Provision for possible loan losses                               450            350
                                                             -------        -------
               Net interest income after
                   provision for possible loan losses          9,161          9,051
                                                             -------        -------

Other income:
   Trust and custodian fees                                      650            566
   Customer service fees                                         528            530
   Gain on sale of loans                                         615            604
   Other                                                       1,180            459
   Investment securities gains, net                               --            124
                                                             -------        -------
             Total other income                                2,973          2,283
                                                             -------        -------

Other expense:
   Salaries and employee benefits                              4,417          4,054
   Net occupancy expense                                         527            410
   Amortization of intangibles                                   351            339
   Other                                                       2,390          2,374
                                                             -------        -------
              Total other expense                              7,685          7,177
                                                             -------        -------
   Income before income taxes                                  4,449          4,157
   Provision for Federal income taxes                          1,375          1,316
                                                             -------        -------
Net income                                                   $ 3,074        $ 2,841
                                                             =======        =======

Basic and diluted earnings per share                         $  0.41        $  0.36
                                                             =======        =======

Weighted average common shares outstanding:
     Basic                                                     7,560          7,881
                                                             =======        =======
     Diluted                                                   7,574          7,893
                                                             =======        =======

Cash dividends per common share                              $ 0.145        $ 0.140
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

                                             BANCFIRST OHIO CORP.
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (UNAUDITED)
                                            (DOLLARS IN THOUSANDS)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                     -------------------------
                                                                                       2000             1999
                                                                                     --------         --------
Cash flows from operating activities:
   Net income                                                                        $  3,074         $  2,841
   Adjustments to reconcile net income to net cash provided by operations:
   Depreciation and amortization                                                        1,407            1,315
   Provision for possible loan losses                                                     450              350
   Gain on sale of assets                                                                (694)            (728)
   Increase in interest receivable                                                       (305)            (462)
   Increase in other assets                                                            (1,820)            (698)
   Increase in interest payable                                                           342               38
   Increase in other liabilities                                                        1,719            1,154
   FHLB stock dividend                                                                   (279)            (296)
                                                                                     --------         --------
      Net cash provided by operating activities                                         3,894            3,514
                                                                                     --------         --------

Cash flows from investing activities:
   (Increase) decrease in federal funds sold and short term investments                   (10)             155
   Proceeds from maturities of securities held-to-maturity                                757            1,860
   Proceeds from maturities and sales of securities available-for-sale                  4,359           25,776
   Purchase of securities available-for-sale                                          (24,067)         (18,179)
   Increase in loans, net                                                             (42,022)         (31,241)
   Purchases of equipment and other assets                                               (535)          (1,066)
   Proceeds from sale of loans                                                         10,263           21,758
                                                                                     --------         --------
           Net cash used in investing activities                                      (51,255)            (937)
                                                                                     --------         --------

Cash flows from financing activities:
  Increase in federal funds purchased                                                   2,100               --
  Increase (decrease) in Federal Home Loan Bank advances and other borrowings          35,500           (6,500)
  Net increase (decrease) in deposits                                                   8,191           (1,038)
  Cash dividends paid                                                                  (1,095)          (1,102)
  Issuance (purchase) of stock, net                                                    (2,869)          (1,010)
                                                                                     --------         --------
           Net cash provided by (used in) financing activities                         41,827           (9,650)
                                                                                     --------         --------

           Net decrease in cash and due from banks                                     (5,534)          (7,073)

Cash and due from banks, beginning of period                                           32,191           28,731
                                                                                     --------         --------

Cash and due from banks, end of period                                               $ 26,657         $ 21,658
                                                                                     ========         ========

Supplemental cash flow disclosures:
   Income taxes paid                                                                 $     --         $     --
                                                                                     ========         ========
   Interest paid                                                                     $ 14,102         $ 11,932
                                                                                     ========         ========

The accompanying notes are an integral part of the financial statements

                              BANCFIRST OHIO CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000 (UNAUDITED)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of BancFirst Ohio Corp. ("Company"), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999 for additional disclosures, including a summary of the Company's accounting policies. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

1)       BASIS OF PRESENTATION:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

2)       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, SFAS No., 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments and for hedging activities. The provisions of this statement will primarily impact the accounting for the Company's interest rate swap transactions which had a total notional amount of $54,375 at March 31, 2000. The Company does not anticipate that this standard will have a significant impact on its financial statements.

3)       PENDING ACQUISITION

         On January 13, 2000 the Company entered into an agreement to acquire Milton Federal Financial Corporation ("Milton") whereby Milton would be merged into the Company. Under the terms of the agreement, the Company will exchange .444 shares of its common stock and $6.80 for each of the issued and outstanding shares of Milton. It will also redeem Milton's outstanding stock options for cash equal to the acquisition price per share less the exercise price of the options prior to closing. Based on the Company's closing price of $20.375 per share on January 12, 2000, the transaction would be valued at approximately $33 million. The Company will account for the merger as a purchase and expects to consummate the merger in the second quarter of 2000, pending approval by Milton's shareholders and other customary conditions of closing. Regulatory approvals of this acquisition have been obtained.

4)       COMPUTATION OF EARNINGS PER SHARE

         The computation of earnings per share is as follows:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                   -------------------------------------
                                                            2000          1999
                                                           ------        ------
                                                   (In thousands, expect per share data)
          Actual weighted average common
            shares outstanding                              7,560         7,881

          Dilutive common stock equivalents:
             Stock options                                     --             6
             Bonus shares - Company match                      14             6
                                                           ------        ------

          Weighted average common shares
           outstanding adjusted for dilutive common
           stock equivalents                                7,574         7,893
                                                           ======        ======

          Net income                                       $3,074        $2,841
                                                           ======        ======

          Basic earnings per share                         $ 0.41        $ 0.36
                                                           ======        ======

          Diluted earnings per share                       $ 0.41        $ 0.36
                                                           ======        ======

5)       COMPREHENSIVE INCOME

         The Company's comprehensive income, determined in accordance with SFAS No. 130, was $2,942 and $2,832 for the three months ended March 31, 2000 and 1999, respectively.

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

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its Banking Subsidiary operate); competition for the Company's customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates; prepayments of loans and securities; material unforeseen changes in the liquidity, results of operations, or other financial position of the Company's customers; and other risks detailed in the Company's Form 10-K for the year ended December 31, 1999 and its other filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

BANCFIRST OHIO CORP.
SELECTED FINANCIAL DATA:
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              AT OR FOR THE THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                              2000                  1999
                                                                           ----------            ----------
          STATEMENT OF INCOME DATA
               Interest Income                                             $   24,055            $   21,371
               Interest expense                                                14,444                11,970
                                                                           ----------            ----------
               Net interest income                                              9,611                 9,401
               Provision for possible loan losses                                 450                   350
               Non-interest income                                              2,973                 2,283
               Non-interest expense                                             7,685                 7,177
                                                                           ----------            ----------
               Income before income taxes                                       4,449                 4,157
               Provision for Federal Income taxes                               1,375                 1,316
                                                                           ----------            ----------
               Net income                                                  $    3,074            $    2,841
                                                                           ==========            ==========

          PER SHARE DATA:
               Basic earnings per share                                          0.41            $     0.36
               Diluted earnings per share                                        0.41                  0.36
               Dividends                                                         0.15                  0.14
               Book value                                                       10.59                 11.23
               Tangible book value                                               8.95                  9.76

          BALANCE SHEET DATA:
               Total assets                                                $1,321,036            $1,175,380
               Loans                                                          881,911               786,985
               Allowance for possible loan losses                               7,761                 6,701
               Securities                                                     350,050               318,216
               Deposits                                                       807,367               788,584
               Borrowings                                                     423,098               290,250
               Shareholders' equity                                            79,086                88,255

          PERFORMANCE RATIOS (1):
               Return on average assets                                          0.96%                 0.97%
               Return on average equity                                         15.52                 13.02
               Tangible return on average tangible equity                       20.14                 16.50
               Net interest margin                                               3.30                  3.51
               Interest rate spread                                              3.01                  3.14
               Non-interest income to average assets                             0.93                  0.74
               Non-interest expense to average assets                            2.30                  2.35
               Efficiency ratio (2)                                             57.19                 57.96

          ASSET QUALITY RATIOS:
               Non-performing loans to total loans                               0.73%                 0.47%
               Non-performing assets to total assets                             0.51                  0.36
               Allowance for possible loan losses to total loans                 0.88                  0.85
               Allowance for possible loan losses to non-performing
                  loans                                                         119.9                 181.4
               Net charge-offs to average loans (1)                              0.06                  0.15

          CAPITAL RATIOS:
               Shareholders' equity to total assets                              5.99%                 7.51%
               Tier 1 capital to total assets                                    7.48                  6.57
               Tier 1 capital to risk-weighted assets                           10.74                 10.06

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

AVERAGE BALANCES AND YIELDS

                  The following table presents, for each of the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and percentage rates, and the net interest margin. Net interest margin is calculated on a fully tax equivalent basis ("FTE") by total interest-earning assets. The net interest margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. FTE income includes tax-exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate. All average balances are daily average balances. Non-accruing loans are included in average loan balances.

                                                                    THREE MONTHS ENDED MARCH 31,
                                                         2000                                       1999
                                         -------------------------------------      -------------------------------------
                                           Average        Income/      Yield/         Average        Income/      Yield/
                                           Balance       Expenses     Cost (1)        Balance       Expenses     Cost (1)
                                         ----------      --------     --------      ----------      --------     --------
                                                                       (Dollars in thousands)
SECURITIES:
     Taxable                             $  303,849       $ 5,605       7.42%       $  294,713       $ 4,744       6.53%
     Tax-exempt (3)                          29,869           647       8.71%           32,673           633       7.86%
                                         ----------       -------                   ----------       -------
     Total securities                       333,718         6,252       7.53%          327,386         5,377       6.66%

LOANS (2):
     Commercial                             425,356         9,466       8.95%          339,845         7,802       9.31%
     Real Estate                            336,158         6,362       7.61%          352,503         6,535       7.52%
     Consumer                               104,302         2,212       8.53%           92,070         1,873       8.25%
                                         ----------       -------                   ----------       -------
     Total loans                            865,816        18,040       8.38%          784,418        16,210       8.38%

Federal funds sold                              163             3       7.40%            2,065            23       4.52%
                                         ----------       -------                   ----------       -------

Total earning assets (3)                  1,199,697       $24,295       8.14%        1,113,869       $21,610       7.87%
                                                          -------                                    -------

Non-interest earning assets                  85,005                                    68,675
                                         ----------                                 ---------

Total assets                             $1,284,702                                $1,182,544
                                         ==========                                ==========

INTEREST-BEARING DEPOSITS:
     Demand and savings deposits         $  230,144       $ 1,614       2.82%      $  231,884        $ 1,464       2.56%
     Time deposits                          492,702         6,642       5.42%         499,127          6,587       5.35%
                                         ----------       -------                  ----------        -------
     Total deposits                         722,846         8,256       4.59%         731,011          8,051       4.47%

Borrowings                                  409,548         6,188       6.08%         294,642          3,919       5.39%
                                         ----------       -------                  ----------        -------

Total interest-bearing liabilities        1,132,394        14,444       5.13%       1,025,653         11,970       4.73%
                                                          -------                                    -------

Non interest-bearing deposits                63,743                                    61,376
                                         ----------                                ----------

Subtotal                                  1,196,137                                 1,087,029

Accrued expenses and other
  liabilities                                 8,881                                     7,016
                                         ----------                                ----------

Total liabilities                         1,205,018                                 1,094,045

Shareholders' equity                         79,684                                    88,499
                                         ----------                                ----------

Total liabilities and shareholders'
  equity                                  1,284,702                                $1,182,544
                                         ==========                                ==========

Net interest income and interest
  rate spread (4)                                         $ 9,851       3.01%                        $ 9,640       3.14%
                                                          =======       ====                         =======       ====
Net interest margin (5)                                                 3.30%                                      3.51%
                                                                        ====                                       ====

Average interest-earning assets to
  average interest-bearing
  liabilities                                 105.9%                                    108.6%
                                         ==========                                ==========

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

                                                       THREE MONTHS ENDED MARCH 31,
                                                              2000 VS. 1999
                                                              (IN THOUSANDS)
                                                            INCREASE (DECREASE)
                                                    -----------------------------------

                                                    ------         -----         ------
                                                    VOLUME          RATE          TOTAL
                                                    ------         -----         ------
          Interest-earning assets:
          Securities:
             Taxable                                $  159         $ 702         $  861
             Non-taxable                               (55)           69             14
                                                    ------         -----         ------
                       Total securities                104           771            875
                                                    ------         -----         ------

          Loans:
             Commercial                              1,971          (307)         1,664
             Real estate                              (266)           93           (173)
             Consumer                                  270            69            339
                                                    ------         -----         ------
                       Total loans                   1,975          (145)         1,830
                                                    ------         -----         ------
          Federal funds sold                           (29)            9            (20)
                                                    ------         -----         ------

          Total interest-earning assets (1)          2,050           635          2,685
                                                    ------         -----         ------

          Interest-bearing liabilities:
          Deposits:
             Demand and savings deposits               (10)          160            150
             Time deposits                             (59)          114             55
                                                    ------         -----         ------
          Total interest-bearing deposits              (69)          274            205
          Borrowings                                 1,713           556          2,269
                                                    ------         -----         ------

          Total interest-bearing liabilities         1,644           830          2,474
                                                    ------         -----         ------

          Net interest income                       $  406         $(195)        $  211
                                                    ======         =====         ======

(1)      Computed on a fully tax-equivalent basis, assuming a tax rate of 35%.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
1999

         Net Income. Net income for the three months ended March 31, 2000 increased 8.2% to $3.1 million compared to net income of $2.8 million for the three months ended March 31, 1999. Basic and diluted earnings per share in the first quarter of 2000 equaled $0.41, compared to $0.36 for the same period in 1999. Net interest income increased 2.2% in the three months ended March 31, 2000, as compared to the same period in 1999 while the provision for possible loan losses and non-interest expense increased 28.6% and 7.1%, respectively. Non-interest income increased 30.2% from the comparative period. The Company's net interest margin decreased to 3.30% for the first quarter of 2000, compared to 3.51% for the same period in 1999. The increase in non-interest income related primarily to higher levels of trust and custodian fees and other fee income. Non-interest expense increased primarily due to additional loan production and other fee income generating activities. The Company's return on average assets and return on average equity were 0.96% and 15.52%, respectively, in the first quarter of 2000, compared to 0.97% and 13.02%, respectively, in the first quarter of 1999.

         Interest Income. Total interest income increased 12.6% to $24.1 million for the three months ended March 31, 2000, compared to $21.4 million for the first quarter of 1999. This increase was attributed to an $85.8 million, or 7.7%, increase in average earning assets as well as a 27 basis point increase in the average yield on interest-earning assets. The Company's yield on average loans was 8.38% for both periods. Increases in yields resulting from higher market interest rates have been offset by competitive pressures on loan rates. Yields on the investment portfolio increased from 6.66% during the first quarter of 1999 to 7.53% during the first quarter of 2000, benefiting primarily from increased market interest rates.

         Interest Expense. Total interest expense increased 20.7% to $14.4 million for the three months ended March 31, 2000, compared to $12.0 million for the three months ended March 31, 1999. Interest expense increased due to a 10.4% increase in the average balance of interest-bearing liabilities as well as a 40 basis point increase in the Company's cost of funds.

         The Company's cost of funds increased to 5.13% in the three months ended March 31, 2000 compared to 4.73% in the same period of 1999. The increase in the cost of funds resulted from increases in short-term interest rates and the repricing of maturing certificates of deposit at higher rates. Also, higher cost borrowings represented 36.2% of interest-bearing liabilities during the first quarter of 2000 compared to 28.7% during the year ago period.

         Provision for Possible Loan Losses. The provision for possible loan losses was $450,000 for the three months ended March 31, 2000, compared to $350,000 in the first quarter of 1999. The provision for possible loan losses was considered sufficient by management for maintaining an adequate allowance for possible loan losses. The increased provision in 2000 resulted primarily from continued increases in, as well as a change in the mix of, the loan portfolio.

         Non-Interest Income. Total non-interest income increased $690,000 for the three months ended March 31, 2000, compared to the same period a year ago. The following table sets forth the Company's non-interest income for the periods indicated:

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                             --------------------
                                              2000          1999
                                             ------        ------
          Trust and custodian fees           $  650        $  566
          Customer service fees                 528           530
          Investment securities gains            --           124
          Gains on sales of loans               615           604
          Other                               1,180           459
                                             ------        ------
                 Total                       $2,973        $2,283
                                             ======        ======

         Trust and custodian fees increased 14.8% to $650,000 in the first quarter of 2000 from $566,000 in the first quarter of 1999. Growth in trust income continued to result primarily from the expansion of the customer base as well as higher asset values.

         Customer service fees, representing service charges on deposits and fees for other banking services, decreased slightly to $528,000 in the first quarter of 2000 from $530,000 in the first quarter of 1999.

         Gains on sales of loans totaled $615,000 for the three months ended March 31, 2000 compared to $604,000 for the three months ended March 31, 1999. During the first quarter of 2000, the Company sold $8.6 million of the guaranteed portion of its SBA and other government guarantee loan originations in the secondary market compared to $4.4 million during the first quarter of 1999, realizing gains of $600,000 in 2000 compared to $342,000 in 1999. Also, the Company recorded gains of $15,000 from the sales of residential loans during the first quarter of 2000 compared to $262,000 in 1999. Loan origination and sale activity during 2000 has declined due to the higher interest rate environment.

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

         Other income increased $721,000 to $1.2 million in the first quarter of 2000 compared to $459,000 in the first quarter of 1999. This increase was primarily attributed to financial planning fee income which totaled $347,000 in 2000 with no comparable amount in 1999, SBA net servicing income which increased $120,000 due primarily to a decrease in amortization of servicing assets caused by lower prepayment levels and a $99,000 increase in earnings on bank-owned life insurance.

         Non-Interest Expense. Total non-interest expense increased $507,000 to $7.7 million in the three months ended March 31, 2000, compared to $7.2 million in the three months ended March 31, 1999. The following table sets forth the Company's non-interest expense for the periods indicated:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                --------------------
                                                                 2000          1999
                                                                ------        ------
                                                                  (IN THOUSANDS)
          Salaries and employee benefits                        $4,417        $4,054
          Net occupancy expense                                    527           410
          Furniture, fixtures and equipment                        242           223
          Data processing                                          314           312
          Taxes other than income taxes                            238           244
          Federal deposit insurance                                 42            69
          Amortization of goodwill and other intangibles           351           339
          Other                                                  1,554         1,526
                                                                ------        ------
                    Total                                       $7,685        $7,177
                                                                ======        ======

         Salaries and employee benefits increased 9.0% to $4.4 million and represented approximately 60.2% of total operating expenses (non-interest expense less amortization of intangibles) in the three months ended March 31, 2000 compared to 59.3% in the first quarter of 1999. The average full time equivalent staff decreased 2% from 386 in 1999 to 378 in 2000.

         Net occupancy expense increased to $117,000 in the first quarter of 2000 from $410,000 in the first quarter of 1999. This increase resulted from higher costs associated with a new branch facility opened in May 1999 and rent expense associated with the Company's training and technology center which commenced in November 1999.

         Furniture, fixtures and equipment expense increased $19,000, for the first quarter of 2000. The increase was due principally to higher depreciation and maintenance costs.

         Federal deposit insurance expense decreased $27,000 to $42,000 in 2000 from $69,000 in the first quarter of 1999, reflecting lower premium rates in effect for 2000.

         Amortization of goodwill and other intangible assets increased $12,000 in the first quarter of 2000 compared to the year ago period as a result of additional amortization resulting from the acquisition of a financial planning company in April 1999.

         Other non-interest expenses increased 1.8% to $1.6 million during the first quarter of 2000 compared to $1.5 million in the first quarter of 1999.

         The efficiency ratio is one method used in the banking industry to assess profitability. It is defined as non-interest expense less amortization expense divided by the net revenue stream, which is the sum of net interest income on a tax-equivalent basis and non-interest income excluding net investment securities gains or losses. The Company's efficiency ratio was 57.2% for the first quarter of 2000, compared to 58.0% for the comparable period in 1999. Controlling costs and improving productivity, as measured by the efficiency ratio, is considered by management a primary factor in enhancing performance.

         Provision for Income Taxes. The Company's provision for Federal income taxes was $1.4 million, or 30.9% of pretax income, for the three months ended March 31, 2000 compared to $1.3 million, or 31.7% of pretax income, for the three months ended March 31, 1999. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans, the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense, and earnings on bank owned life insurance.


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

         Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as "other real estate owned" until such time as it is sold or otherwise disposed of. The Company owned $240,000 of such property at March 31, 2000 compared to $545,000 at March 31, 1999.

         Non-performing loans totaled $6.5 million, or 0.73% of total loans, at March 31, 2000, compared to $3.7 million, or 0.47% of total loans, at March 31, 1999. Non-performing assets totaled $6.7 million, or 0.51% of total assets at March 31, 2000, compared to $4.2 million, or 0.36% of total assets at March 31, 1999. The increase in non-performing loans from March 31, 1999 resulted primarily from increases in non-performing single-family residential mortgage loans and one matured commercial loan totaling $625,000 that is expected to be renewed at prevailing market terms. The following is an analysis of the composition of non-performing assets and restructured loans:

                                                          MARCH 31, 2000   MARCH 31, 1999
                                                          --------------   --------------
                                                              (DOLLARS IN THOUSANDS)
          Non-accrual                                         $3,234           $1,195
          Accruing loans 90 days or more past due              3,240            2,500
                                                              ------           ------
          Total non-performing loans                           6,474            3,695
          Other real estate owned                                240              545
                                                              ------           ------
          Total non-performing assets                         $6,714           $4,240
                                                              ======           ======
          Restructured loans                                  $2,988           $   --
                                                              ======           ======

          Non-performing loans to total loans                   0.73%            0.47%
          Non-performing assets to total assets                 0.51%            0.36%
          Non-performing loans plus restructured loans
             to total loans                                     1.07%            0.47%

         Restructured loans consist of one loan that was restructured in May 1999. At March 31, 2000, this loan was performing in accordance with its restructured terms.


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

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                               --------------------------
                                                                 2000              1999
                                                               --------          --------
                                                                 (DOLLARS IN THOUSANDS)
          Balance at beginning of period                       $  7,431          $  6,643
          Provision charged to expense                              450               350
          Loans charged-off                                        (252)             (441)
          Recoveries of loans previously charged-off                132               149
                                                               --------          --------
          Balance at end of period                             $  7,761          $  6,701
                                                               ========          ========

          Loans outstanding at end of period                   $881,911          $786,985
          Average loans outstanding                             865,816           784,418
          Allowance as a percent of loans outstanding              0.88%             0.85%
          Net charge-offs to average loans (annualized)            0.06%             0.15%
          Allowance for possible loans losses to non-
            performing loans                                      119.9%            181.4%

         The allowance for possible loan losses totaled $7.8 million at March 31, 2000, representing 0.88% of total loans, compared to $6.7 million at March 31, 1999, or 0.85% of total loans. Charge-offs represent the amount of loans actually removed as earning assets from the balance sheet due to uncollectibility. Amounts recovered on previously charged-off assets are netted against charge-offs, resulting in net charge-offs for the period. Net loan charge-offs for the three months ended March 31, 2000 were $120,000, compared to net charge-offs of $292,000 for the same period in 1999.

Charge-offs have been made in accordance with the Company's standard policy and have occurred primarily in the commercial and consumer loan portfolios.

         The allowance for possible loan losses as a percentage of non-performing loans ("coverage ratio"), was 119.9% at March 31, 2000, compared to 181.4% at March 31, 1999. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the adequacy of the allowance by management. Total non-performing loans as a percentage of total loans remained a relatively low 0.73% of total loans at March 31, 2000.

COMPARISON OF MARCH 31, 2000 AND DECEMBER 31, 1999 FINANCIAL CONDITION

         Total assets amounted to $1.32 billion at March 31, 2000, an increase of $46.8 million, or 3.7%, from December 31, 1999.

         Total investment securities increased by $18.8 million to $350.1 million. The Company's general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its investment securities as available-for-sale. At March 31, 2000, 94.3% of the total investment portfolio was classified as available-for-sale, while those securities which the Company intends to hold to maturity represented the remaining 5.7%. This compares to 93.7% and 6.3% classified as available-for-sale and held to maturity, respectively, at December 31, 1999.

         Total loans increased $32.2 million to $881.9 million at March 31, 2000. This increase reflects the Company's continued emphasis on increasing the loan portfolio in order to improve overall earning asset yields.

         Premises and equipment increased from $14.8 million at December 31, 1999 to $15.0 million at March 31, 2000.

         Other assets increased from $32.6 million at December 31, 1999 to $34.2 million at March 31, 2000 primarily as a result of increases in loan servicing assets, prepaid expenses and cash surrender value of bank owned life insurance.

         Total deposits increased to $807.4 million at March 31, 2000 from $799.2 million at December 31, 1999. The Company continues to emphasize growth in its existing retail deposit base provided incremental deposit growth is cost effective compared to alternative funding sources. Total interest-bearing deposits accounted for 91.7% of total deposits at March 31, 2000, compared to 91.9% at December 31, 1999.

         Total borrowings, including federal funds purchased, increased $37.6 million to $423.1 million at March 31, 2000, compared to $385.5 million at December 31, 1999. This increase resulted primarily from funding needs associated with increases in the loan portfolio.


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

         The Company's principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB as well as other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. The investment portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $330.0 million were classified as available-for-sale as of March 31, 2000, representing 94.3% of the total investment portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity.

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

         The Company obtained a $15 million term loan with a financial institution in order to partially fund the acquisition of County Savings Bank. This loan had an outstanding balance of $3.8 million at March 31, 2000. Under the terms of the loan agreement, the Company is required to make quarterly interest payments and annual principal payments, based on a ten-year amortization, which commenced in February 1998. The unpaid loan balance is due in full September 1, 2003. At March 31, 2000, the Company has pledged 67% of the stock of FNB as security for the loan. The loan agreement contains certain financial covenants which requires that (i) the Company maintain a minimum ratio of total capital to risk-weighted assets of 10%; (ii) each of the Company's banking subsidiaries, which represent greater than 10% of the Company's consolidated capital, maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, Tier 1 capital to average assets of 5.0% and total capital to risk-weighted assets of 10.0%; (iii) the Company maintain, on a consolidated basis, a minimum annualized return on average assets of not less than 0.75%, and (iv) the Company maintain, on a consolidated basis, a ratio of non-performing loans to equity capital of less than 25.0% and a minimum ratio of allowance for possible loan losses to non-performing loans of 75.0%. At March 31, 2000, the Company was in compliance with each of these financial covenants. The loan agreement also restricts the Company's ability to sell assets, grant security interests in the stock of its banking subsidiaries, merge or consolidate, and engage in business activity unrelated to banking.

         Shareholders' equity at March 31, 2000 was $79.1 million, compared to shareholders' equity at December 31, 1999 of $80.1 million, a decrease of $1.0 million. This decrease resulted primarily from purchases of treasury stock (net) totaling $2.9 million, offset in part by the retention of earnings (net of dividends paid).

         Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At March 31, 2000, the Company had a total risk-based capital ratio of 11.6%, of which 10.7% consisted of Tier 1 capital. The leverage ratio for the Company at March 31, 2000, was 7.5%.

         Cash dividends declared to shareholders of the Company totaled $1.1 million, or $0.145 per share, during the first three months of 2000. This compares to dividends of $1.1 million, or $0.14 per share, for the same period in 1999. Cash dividends paid as a percentage of net income amounted to 35.4% and 38.8% for the three months ended March 31, 2000 and 1999, respectively.

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

         The Company's Board of Directors and management intend to seek continued controlled growth of the organization through selective acquisitions which fit the Company's strategic objectives of growth, diversification and market expansion and which provide the potential for enhanced shareholder value. At the present time, the Company does not have any understanding or agreements for any acquisition or combination, except for the acquisition of Milton, previously discussed.

         Considering the Company's capital adequacy, profitability, available liquidity sources and funding sources, the Company's liquidity is considered by management to be adequate to meet current and projected needs.

CONTINGENCIES AND UNCERTAINTIES - YEAR 2000

         During the periods leading up to January 1, 2000, the Company addressed the potential problems associated with the possibility that the computers that control or operate the Company's information technology system and infrastructure may not have been programmed to read four-digit date codes and, upon arrival of the year 2000, may have recognized the two-digit code "00" as the year 1900, causing systems to fail to function or generate erroneous data. The Company experienced no significant problems related to its information technology systems upon arrival of the Year 2000, nor was there any interruption in service to its customers of any kind. The Company could incur losses if Year 2000 issues adversely affect its depositors or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting any significant borrowers or impairing the payroll systems of large employers in the Company's primary market areas. Because the company's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, the Company does not expect, and to date has not realized, any significant or prolonged difficulties that will affect net earnings or cash flow.

                                     ITEM 3:

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Management's Discussion and Analysis - Interest Rate Risk Management" in the Company's 1999 Form 10-K for the year ended December 31, 1999. The following summarizes the Company's simulations of net interest income and net present value (NPV) as of December 31, 1999, the most recent period for which this information is available:

                                                PROJECTED           CHANGE FROM            % CHANGE FROM
CHANGE IN INTEREST RATES                         AMOUNT                 BASE                    BASE
Net Interest Income:
     200 basis point increase                    $39,754             $ (1,756)                  (4.2)%
     Base scenario-no change                      41,509                   N/A                    N/A
     200 basis point decrease                     43,011                 1,502                    3.6

NPV:
     200 basis point increase                     60,310              (26,049)                 (30.2)
     Base scenario                                86,359                   N/A                    N/A
     200 basis point decrease                     93,335                 6,976                    8.1

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

         Exhibit 10 - Form of BancFirst Ohio Corp. Executive Retension Plan, effective August 19, 1999.

         (b) Exhibit 27: Financial Data Schedule

         (c) Reports on Form 8-K
                  Report on Form 8-K date January 13, 2000 regarding the Company entering into an Agreement and Plan of Reorganization with Milton Federal Financial Corporation ("MFFC") to merge MFFC with and into the Company.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BancFirst Ohio Corp.
                                    (Registrant)

Date  May 11, 2000                  (Signed) /s/ Gary N. Fields
      --------------------          -------------------------------
                                    Gary N. Fields
                                    President and
                                    Chief Executive Officer

Date  May 11, 2000                  (Signed) /s/ Kim M. Taylor
      --------------------          -------------------------------
                                    Kim M. Taylor
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)