Form 10-Q
period 2000-06-30
BANCFIRST OHIO CORP
filed 2000-08-14
CIK 868572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                   Yes   X        No
                                       -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


              Class                Outstanding as of August 10, 2000
              -----                ---------------------------------
   Common Stock, No Par Value                     8,380,888

                                      INDEX
                              BANCFIRST OHIO CORP.

PART I. FINANCIAL INFORMATION                                                       PAGE NO.
                                                                                    --------
Item 1. Financial Statements

        Consolidated Balance Sheet ..............................................      3

        Consolidated Statement of Income ........................................      4

        Consolidated Statement of Cash Flows ....................................      5

        Notes to Consolidated Financial Statements ..............................     6-7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ...............................................     8-21

Item 3. Quantitative and Qualitative Disclosures About Market Risk ..............     22


PART II. OTHER INFORMATION

Other Information ...............................................................    23-24

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
           (a) Exhibits on Item 601 of Regulation S-K
           (b) Exhibit 27: Financial Data Schedule
           (c) Reports on Form 8-K


Signatures ......................................................................     25

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                              BANCFIRST OHIO CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,        DECEMBER 31,
                                ASSETS:                          2000              1999
                                                              ----------        ----------
Cash and due from banks                                       $   40,129        $   32,191
Federal Funds sold                                                   161               183
Securities held-to-maturity, at amortized cost
    (approximate fair value of $19,182 and
    $20,601 in 2000 and 1999, respectively)                       19,358            20,786
Securities available-for-sale, at fair value                     374,268           310,449
                                                              ----------        ----------
          Total securities                                       393,626           331,235
                                                              ----------        ----------
  Loans, net of unearned income                                1,103,821           849,767
  Allowance for possible loan losses                              (9,908)           (7,431)
                                                              ----------        ----------
          Net loans                                            1,093,913           842,336
                                                              ----------        ----------
Bank premises and equipment, net                                  18,331            14,789
  Accrued interest receivable                                     10,248             8,260
  Intangible assets                                               23,642            12,606
  Other assets                                                    42,878            32,606
                                                              ----------        ----------
          Total assets                                        $1,622,928        $1,274,206
                                                              ==========        ==========

                             LIABILITIES:
Deposits:
          Non-interest-bearing deposits                       $   74,354        $   65,086
          Interest-bearing deposits                              964,073           734,090
                                                              ----------        ----------
            Total deposits                                     1,038,427           799,176
                                                              ----------        ----------
Federal funds purchased                                               --            24,100
Federal Home Loan Bank advances and other borrowings             473,800           361,398
Accrued interest payable                                           4,324             3,618
Other liabilities                                                 11,302             5,806
                                                              ----------        ----------
          Total liabilities                                    1,527,853         1,194,098
                                                              ----------        ----------

                         SHAREHOLDERS' EQUITY:
Common stock, No par or stated value, 20,000,000 shares
  authorized, 9,098,918 and 8,164,807 shares issued in
  2000 and 1999, respectively                                     80,798            66,318
Retained earnings                                                 39,864            35,795
Accumulated other comprehensive income - unrealized
  holding losses on securities available for sale, net            (8,794)           (8,334)
Treasury stock, 724,324 and 569,628 shares, at cost,
  in 2000 and 1999, respectively                                 (16,793)          (13,671)
                                                              ----------        ----------
Total shareholders' equity                                        95,075            80,108
                                                              ----------        ----------
          Total liabilities and shareholders' equity          $1,622,928        $1,274,206
                                                              ==========        ==========

The accompanying notes are an integral part of the financial statements.

                              BANCFIRST OHIO CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JUNE 30,                    JUNE 30,
                                                               -------                     -------
                                                          2000          1999         2000           1999
                                                        -------       -------       -------       -------
Interest Income:
  Interest and fees on loans                            $19,557       $16,425       $37,582       $32,617
  Interest and dividends on securities:
     Taxable                                              5,935         4,864        11,541         9,608
     Tax-exempt                                             422           451           843           863
  Other interest income                                       5             4             8            27
                                                        -------       -------       -------       -------
          Total interest income                          25,919        21,744        49,974        43,115
                                                        -------       -------       -------       -------
Interest expense:
  Deposits                                                9,474         7,879        17,730        15,930
  Borrowings                                              6,852         4,126        13,040         8,045
                                                        -------       -------       -------       -------
          Total interest expense                         16,326        12,005        30,770        23,975
                                                        -------       -------       -------       -------
          Net interest income                             9,593         9,739        19,204        19,140
  Provision for possible loan losses                        450           375           900           725
                                                        -------       -------       -------       -------
          Net interest income after provision for
            possible loan losses                          9,143         9,364        18,304        18,415
                                                        -------       -------       -------       -------

Other income:
  Trust and custodian fees                                  707           610         1,357         1,176
  Customer service fees                                     543           549         1,071         1,079
  Gain on sale of loans                                     523           653         1,138         1,257
  Other                                                   1,224           767         2,404         1,226
  Investment securities gains, net                           --           172            --           296
                                                        -------       -------       -------       -------
          Total other income                              2,997         2,751         5,970         5,034
                                                        -------       -------       -------       -------

Non-interest expense:
  Salaries and employee benefits                          4,243         4,206         8,660         8,260
  Net occupancy expense                                     481           388         1,008           798
  Amortization of intangibles                               411           363           762           702
  Other                                                   2,427         2,627         4,817         5,001
                                                        -------       -------       -------       -------
          Total non-interest expense                      7,562         7,584        15,247        14,761
                                                        -------       -------       -------       -------
  Income before income taxes                              4,578         4,531         9,027         8,688
  Provision for Federal income taxes                      1,431         1,440         2,806         2,756
                                                        -------       -------       -------       -------
          Net income                                    $ 3,147       $ 3,091       $ 6,221       $ 5,932
                                                        =======       =======       =======       =======

Basic and diluted earnings per share                    $  0.42       $  0.39       $  0.82       $  0.75
                                                        =======       =======       =======       =======

Weighted average common shares outstanding:
          Basic                                           7,557         7,888         7,558         7,884
                                                        =======       =======       =======       =======
          Diluted                                         7,571         7,896         7,572         7,894
                                                        =======       =======       =======       =======
Cash dividends per common share                         $ 0.145       $ 0.140       $ 0.290       $ 0.280
                                                        =======       =======       =======       =======


The accompanying notes are an integral part of the financial statements.

                              BANCFIRST OHIO CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30
                                                                                     -------
                                                                              2000             1999
                                                                            ---------        --------
Cash flows from operating activities:
  Net income                                                                $   6,221        $  5,932
  Adjustment to reconcile net income to net cash
    provided by operations:
  Depreciation and amortization                                                 2,802           2,968
  Provision for possible loan losses                                              900             725
  Gain on sale of assets                                                       (1,216)         (1,553)
  Increase in interest receivable                                                (881)           (100)
  Increase in other assets                                                     (4,565)         (2,728)
  Decrease in interest payable                                                   (669)           (119)
  (Decrease) Increase in other liabilities                                     (1,353)          1,942
  FHLB stock dividend                                                            (648)           (514)
                                                                            ---------        --------
          Net cash provided by operating activities                               591           6,553
                                                                            ---------        --------

Cash flows from investing activities:
  Decrease in federal funds sold and short term investments                        22             218
  Proceeds from maturities of securities held-to-maturity                       1,439           3,597
  Proceeds from maturities and sales of securities available-for-sale          13,805          68,759
  Purchase of securities available-for-sale                                   (24,067)        (70,611)
  Increase in loans, net                                                      (87,612)        (70,027)
  Purchases of equipment and other assets                                        (830)         (2,353)
  Proceeds from sale of loans                                                  19,682          43,336
  Acquisition of Chornyak and Associates, Inc.                                     --          (2,050)
  Acquisition of Milton Federal Financial Corp., net of cash acquired         (24,124)             --
                                                                            ---------        --------
          Net cash used in investing activities                              (101,685)        (29,131)
                                                                            ---------        --------

Cash flows from financing activities:
  Decrease in federal funds purchased                                         (24,100)             --
  Increase in Federal Home Loan Bank advances and other borrowings             47,470          10,500
  Net increase in deposits                                                     76,456          11,516
  Cash dividends paid                                                          (2,152)         (2,197)
  Issuance (purchase) of stock, net                                            11,358          (2,197)
                                                                            ---------        --------
          Net cash provided by financing activities                           109,032          17,622
                                                                            ---------        --------

          Net increase (decrease) in cash and due from banks                    7,938          (4,956)

Cash and due from banks, beginning of period                                   32,191          28,731
                                                                            ---------        --------

Cash and due from banks, end of period                                      $  40,129        $ 23,775
                                                                            =========        ========

The accompanying notes are an integral part of the financial statements

                              BANCFIRST OHIO CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2000 (UNAUDITED)


The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of BancFirst Ohio Corp. ("Company"), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999 for additional disclosures, including a summary of the Company's accounting policies. The results of operations for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

1)       BASIS OF PRESENTATION:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.


2)       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments and for hedging activities. The provisions of this statement will primarily impact the accounting for the Company's interest rate swap transactions which had a total notional amount of $54.4 million at June 30, 2000. The Company does not anticipate that this standard will have a significant impact on its financial statements.


3)       ACQUISITION

         On June 20, 2000, the Company completed the acquisition of Milton Federal Financial Corporation ("Milton"). In connection with the acquisition, the Company issued 918,885 common shares having a total value of approximately $14.2 million and paid cash of $14.1 million to the Milton shareholders. The acquisition is being accounted for as a purchase. Accordingly, Milton's results of operations have been included from the date of acquisition and had a minimal impact on the Company's results for the periods ended June 30, 2000. Total assets added from this acquisition approximated $259.4 million.

         The following summarizes the pro-forma results of operations for the six-month periods ended June 30, 2000 and 1999 as if Milton had been acquired at the beginning of each period presented:


                                                         Six Months Ended
                                                             June 30,
                                                      2000              1999
                                                     -------          -------
                                           (In thousands, except per share amounts)
     Net interest income                             $22,442          $22,700
     Net income                                        6,850            6,633
     Basic and diluted earnings per share            $  0.82          $  0.75

4)       COMPUTATION OF EARNINGS PER SHARE

         The computation of earnings per share is as follows:

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,                 JUNE 30,
                                                              --------                 --------
                                                         2000         1999         2000         1999
                                                        ------       ------       ------       ------
                                                           (In Thousands, except per share amounts)
Actual weighted average common shares outstanding        7,557        7,888        7,558        7,884

Dilutive common stock equivalents:
  Stock options                                             --            2           --            4
  Bonus shares - Company match                              14            6           14            6
                                                        ------       ------       ------       ------

Weighted average common shares outstanding
  adjusted for dilutive common stock equivalents         7,571        7,896        7,572        7,894
                                                        ------       ------       ------       ------

Net income                                              $3,147       $3,091       $6,221       $5,932
                                                        ------       ------       ------       ------

Basic earnings per share                                $ 0.42       $ 0.39       $ 0.82       $ 0.75
                                                        ------       ------       ------       ------

Diluted earnings per share                              $ 0.42       $ 0.39       $ 0.82       $ 0.75
                                                        ------       ------       ------       ------


5)       COMPREHENSIVE INCOME

         The Company's comprehensive income (loss), determined in accordance with SFAS No. 130, was $2,819 and $(173) for the three months ended June 30, 2000 and 1999, respectively, and $5,761 and $2,659 for the six months ended June 30, 2000 and 1999, respectively.

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

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its bank subsidiary operate); competition for the Company's customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates; prepayments of loans and securities; material unforeseen changes in the liquidity, results of operations, or other financial position of the Company's customers; the integration of Milton Federal Financial Corporation into the Company's operations; and other risks detailed in the Company's Form 10-K for the year ended December 31, 1999 and its other filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

BANCFIRST OHIO CORP.
SELECTED FINANCIAL DATA:
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             AT OR FOR THE THREE MONTHS   AT OR FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,             ENDED JUNE 30,
                                                                 2000           1999          2000        1999
                                                              ----------     ----------     -------      -------
STATEMENT OF INCOME DATA:
  Interest Income                                             $   25,919     $   21,744     $49,974      $43,115
  Interest expense                                                16,326         12,005      30,770       23,975
                                                              ----------     ----------     -------      -------
  Net interest income                                              9,593          9,739      19,204       19,140
  Provision for possible loan losses                                 450            375         900          725
  Non-interest income                                              2,997          2,751       5,970        5,034
  Non-interest expense                                             7,562          7,584      15,247       14,761
                                                              ----------     ----------     -------      -------
  Income before income taxes                                       4,578          4,531       9,027        8,688
  Provision for Federal income taxes                               1,431          1,440       2,806        2,756
                                                              ----------     ----------     -------      -------
  Net income                                                  $    3,147     $    3,091     $ 6,221      $ 5,932
                                                              ==========     ==========     =======      =======

PER SHARE DATA:
  Basic earnings per share                                    $     0.42     $     0.39     $  0.82      $  0.75
  Diluted earnings per share                                        0.42           0.39        0.82         0.75

  Dividends                                                        0.145          0.140       0.290        0.280

  Book value                                                       11.35          10.98         N/A          N/A
  Tangible book value                                               8.53           9.28         N/A          N/A

BALANCE SHEET DATA:
  Total assets                                                $1,622,928     $1,201,417         N/A          N/A
  Loans                                                        1,103,821        804,398         N/A          N/A
  Allowance for possible loan losses                               9,908          6,873         N/A          N/A
  Securities                                                     393,626        321,009         N/A          N/A
  Deposits                                                     1,038,427        801,138         N/A          N/A
  Borrowings                                                     473,800        307,250         N/A          N/A
  Shareholders' equity                                            95,075         85,800         N/A          N/A

PERFORMANCE RATIOS (1):
  Return on average assets                                          0.93%          1.03%       0.95%        1.00%
  Return on average equity                                         15.65          13.86       15.58        13.45
  Tangible return on average tangible equity                       21.38          17.81       20.82        17.18
  Net interest margin                                               3.12           3.54        3.21         3.53
  Interest rate spread                                              2.83           3.18        2.92         3.16
  Non-interest income to average assets                             0.89           0.92        0.91         0.85
  Non interest expense to average assets                            2.11           2.41        2.20         2.38
  Efficiency Ratio (2)                                             55.72          57.41       56.46        57.67

ASSET QUALITY RATIOS:
  Non-performing loans to total loans                               0.62%          0.39%        N/A          N/A
  Non-performing assets to total assets                             0.45           0.36         N/A          N/A
  Allowance for possible loan losses to total loans                 0.90           0.85         N/A          N/A
  Allowance for possible loan losses to non-performing
    loans                                                          144.5          218.1         N/A          N/A
  Net charge-offs to average loans (1)                              0.03           0.10        0.04%        0.13%

CAPITAL RATIOS:
  Shareholders' equity to total assets                              5.86%          7.14%        N/A          N/A
  Tier 1 capital to average total assets                            7.48           6.40         N/A          N/A
  Tier 1 capital to risk-weighted assets                            9.51           9.49         N/A          N/A

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

                                 THREE MONTHS ENDED JUNE 30,                               SIX MONTHS ENDED JUNE 30,
                              2000                        1999                         2000                         1999
                 ---------------------------- ---------------------------- ---------------------------- ----------------------------
                                   (Dollars in Thousands)                                    (Dollars in Thousands)
                   Average   Income/  Yield/    Average   Income/  Yield/    Average   Income/  Yield/    Average   Income/  Yield/
                   Balance   Expense  Rate(1)   Balance   Expense  Rate(1)   Balance   Expense  Rate(1)   Balance   Expense  Rate(1)
                 ----------  -------  ------- ----------  -------  ------- ----------  -------  ------- ----------  -------  -------
Securities:
  Taxable        $  319,935  $ 5,935   7.46%  $  298,315  $ 4,864   6.54%  $  311,892  $11,540   7.44%  $  296,524  $ 9,608   6.53%
  Tax exempt         30,233      651   8.66       34,392      695   8.11       30,051    1,298   8.69       33,537    1,328   7.99
                 ----------  -------          ----------  -------          ----------  -------          ----------  -------
  Total
   securities       350,168    6,586   7.56      332,707    5,559   6.70      341,943   12,838   7.55      330,061   10,936   6.68
Loans (2):
  Commercial        439,630    9,911   9.07      369,404    8,223   8.93      432,493   19,377   9.01      354,706   16,025   9.11
  Real Estate       367,514    7,198   7.88      335,252    6,339   7.58      351,836   13,560   7.75      343,830   12,874   7.55
  Consumer          112,170    2,462   8.83       95,286    1,880   7.91      108,236    4,674   8.68       93,687    3,753   8.08
                 ----------  -------          ----------  -------          ----------  -------          ----------  -------
  Total loans       919,314   19,571   8.56      799,942   16,442   8.24      892,565   37,611   8.47      792,223   32,652   8.31
Federal funds
 sold                   323        5   6.23          285        4   5.63          243        8   6.62        1,170       27   4.65
                 ----------  -------          ----------  -------          ----------  -------          ----------  -------
  Total
   earning
   assets (3)     1,269,805  $26,162   8.29%   1,132,934  $22,005   7.79%   1,234,751  $50,457   8.22%   1,123,454   43,615   7.83%
                             -------                      -------                      -------                      -------
  Non-interest
   earning
   assets            90,099                       68,595                       87,552                       68,635
                 ----------                   ----------                   ----------                   ----------
Total assets     $1,359,904                   $1,201,529                   $1,322,303                   $1,192,089
                 ==========                   ==========                   ==========                   ==========
Interest-bearing
 deposits:
  Demand and
   savings
   deposits      $  224,780  $ 1,629   2.91%  $  225,473  $ 1,322   2.35%  $  227,462  $ 3,243   2.87%  $  228,661  $ 2,786   2.46%
  Time deposits     553,038    7,845   5.71      503,919    6,557   5.22      522,870   14,487   5.57      501,536   13,144   5.28
                 ----------  -------          ----------  -------          ----------  -------          ----------  -------
  Total deposits    777,818    9,474   4.90      729,392    7,879   4.33      750,332   17,730   4.75      730,197   15,930   4.40
Borrowings          423,762    6,852   6.50      314,864    4,126   5.26      416,655   13,040   6.29      304,809    8,045   5.32
                 ----------  -------          ----------  -------          ----------  -------          ----------  -------
  Total
   interest-
   bearing
   liabilities    1,201,580   16,326   5.46%   1,044,256   12,005   4.61%   1,166,987   30,770   5.30%   1,035,006   23,975   4.67%
                             -------                      -------                      -------                      -------
  Non-interest-
   bearing
   deposits          65,645                       60,771                       64,694                       61,072
                 ----------                   ----------                   ----------                   ----------
  Subtotal        1,267,225                    1,105,027                    1,231,681                    1,096,078
Accrued expenses
 and other
 liabilities         11,815                        7,074                       10,348                        7,045
                 ----------                   ----------                   ----------                   ----------
  Total
   liabilities    1,279,040                    1,112,101                    1,242,029                    1,103,123
  Shareholders'
   Equity            80,864                       89,428                       80,274                       88,966
                 ----------                   ----------                   ----------                   ----------
Total
 liabilities and
 shareholders'
 equity          $1,359,904                   $1,201,529                   $1,322,303                   $1,192,089
                 ==========                   ==========                   ==========                   ==========
Net interest
 income and
 interest rate
 spread (4)                  $ 9,836   2.83%              $10,000   3.18%              $19,687   2.92%              $19,640   3.16%
                             =======  =====               =======  =====               =======  =====               =======  =====
Net interest
 margin (5)                            3.12%                        3.54%                        3.21%                        3.53%
                                      =====                        =====                        =====                        =====
Average
 interest-
 earning assets
 to average
 interest-
 bearing
 liabilities                          105.7%                       108.5%                       105.8%                       108.5%

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

                                           THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                 2000 VS. 1999                         2000 VS. 1999
                                              INCREASE (DECREASE)                   INCREASE (DECREASE)
                                              -------------------                   -------------------
                                                (IN THOUSANDS)                         (IN THOUSANDS)

                                       VOLUME        RATE        TOTAL        VOLUME        RATE        TOTAL
                                       ------       ------       ------       ------       ------       ------
Interest-earning assets:
Securities:
  Taxable                              $  364       $  707       $1,071       $  525       $1,407       $1,932
  Non-taxable                             (89)          45          (44)        (143)         113          (30)
                                       ------       ------       ------       ------       ------       ------
          Total securities                275          752        1,027          382        1,520        1,902
                                       ------       ------       ------       ------       ------       ------
Loans:
  Commercial                            1,561          127        1,688        3,530         (178)       3,352
  Real estate                             613          246          859          321          365          686
  Consumer                                352          230          582          621          300          921
                                       ------       ------       ------       ------       ------       ------
          Total loans                   2,526          603        3,129        4,472          487        4,959
Fed funds sold                              1           --            1          (27)           8          (19)
                                       ------       ------       ------       ------       ------       ------
Total interest-earning assets (1)       2,802        1,355        4,157        4,827        2,015        6,842
                                       ------       ------       ------       ------       ------       ------
Interest-bearing liabilities:
Deposits:
  Demand and savings deposits              (4)         311          307          (15)         472          457
  Time deposits                           659          629        1,288          589          754        1,343
                                       ------       ------       ------       ------       ------       ------
Total interest-bearing deposits           655          940        1,595          574        1,226        1,800
Borrowings                              1,617        1,109        2,726        3,333        1,662        4,995
                                       ------       ------       ------       ------       ------       ------
Total interest-bearing liabilities      2,272        2,049        4,321        3,907        2,888        6,795
                                       ------       ------       ------       ------       ------       ------
Net interest income                    $  530       $ (694)      $ (164)      $  920       $ (873)      $   47
                                       ======       ======       ======       ======       ======       ======

(1)  Computed on a fully tax equivalent basis, assuming a tax rate of 35%.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND
1999

Net Income. Net income for the three months ended June 30, 2000 increased 1.8% to $3.1 million. Basic and diluted earnings per share in the second quarter of 2000 equaled $0.42, compared to $0.39 for the same period in 1999. Net interest income decreased 1.5% to $9.6 million from $9.7 million while non-interest income increased 8.9% to $3.0 million from $2.8 million in the three months ended June 30, 2000, as compared to the same period in 1999 and non-interest expense decreased less than 0.1% to $7.6 million in the three months ended June 30, 2000. The provision for possible loan losses was $450,000 in 2000 compared to $375,000 in the prior year period. The Company's net interest margin was 3.12% for the three months ended June 30, 2000 and 3.54% for the three months ended June 30, 1999. The decrease in net interest income resulted from a higher costs of funds, partially offset by higher levels of average earning assets and an increase in the average yield on earning assets. Non-interest income increased primarily due to higher levels of trust and custodian fees, financial planning fees and SBA loan servicing income. The Company's return on average assets and return on average equity were 0.93% and 15.65%, respectively, in the second quarter of 2000, compared to 1.03% and 13.86%, respectively, in the second quarter of 1999.

Interest Income. Total interest income increased 19.2% to $25.9 million for the three months ended June 30, 2000, compared to $21.7 million for the second quarter of 1999. This increase resulted from a $136.9 million increase in average earning assets, and a 50 basis point increase in the average yield on earning assets. The increase in the average balance of loans of $119.4 million, or 14.9%, was consistent with the Company's emphasis on increasing the loan portfolio and the average balance contributed by the Milton acquisition which approximated $27.2 million.

The weighted average yield on interest-earning assets increased to 8.29% during the three months ended June 30, 2000, compared to 7.79% during the comparative three month period in 1999. The Company's yield on average loans increased from 8.24% during the three months ended June 30, 1999 to 8.56% during the three months ended June 30, 2000 primarily as a result of increases in yields resulting from higher market interest rates. Yields on the investment portfolio increased from 6.70% during the second quarter of 1999 to 7.56% during the second quarter of 2000, also benefiting from increased market interest rates.

Interest Expense. Total interest expense increased 36.0% to $16.3 million for the three months ended June 30, 2000, compared to $12.0 million for the three months ended June 30, 1999. Interest expense increased due to a $157.3 million increase in the average balance of interest bearing liabilities as well as an 85 basis point increase in the Company's cost of funds. The average balance of interest-bearing deposit accounts increased $48.4 million, or 6.6%, from the second quarter in 1999 to the second quarter in 2000 while average borrowings increased $108.9 million, or 34.6%.

The Company's cost of funds increased to 5.46% in the three months ended June 30, 2000 compared to 4.61% in the same period of 1999. The increase in cost of funds resulted primarily from increased market interest rates.

Provision for Possible Loan Losses. The provision for possible loan losses was $450,000 for the three months ended June 30, 2000, compared to $375,000 in the second quarter of 1999. Total non-performing loans increased to $6.9 million, or
 .62% of total loans at June 30, 2000, from $3.2 million, or .39% of total loans at June 30, 1999. The allowance for possible loan losses at June 30, 2000 was $9.9 million, or .90% of total loans and 144.5% of non-performing loans compared to $6.9 million, or .85% of total loans and 218.1% of non-performing loans at June 30, 1999. Management's estimate of the adequacy of its allowance for possible loan losses is based upon its continuing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix and selected credits are factors that affect judgments concerning the adequacy of the allowance.

Non-Interest Income. Total non-interest income was $3.0 million for the three months ended June 30, 2000, compared to $2.8 million for the three months ended June 30, 1999. The following table sets forth the Company's non-interest income for the periods indicated:

                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                         JUNE 30,                    JUNE 30,
                                         --------                    --------
                                    2000          1999          2000          1999
                                   ------        ------        ------        ------
                                                    (In Thousands)
Trust and custodian fees           $  707        $  610        $1,357        $1,176
Customer service fees                 543           549         1,071         1,079
Investment securities gains            --           172            --           296
Gains on sales of loans               523           653         1,138         1,257
Other                               1,224           767         2,404         1,226
                                   ------        ------        ------        ------
     TOTAL                         $2,997        $2,751        $5,970        $5,034
                                   ======        ======        ======        ======

Trust and custodian fees increased 15.9% to $707,000 in the second quarter of 2000 from $610,000 in the second quarter of 1999. Growth in trust income continued to result primarily from the expansion of the customer base, higher asset values and increased sales of retail investment products.

Customer service fees, representing service charges on deposits and fees for other banking services, decreased 1.1% in the second quarter of 2000 to $543,000 from $549,000 in the second quarter of 1999. Decreased fee income related primarily to a decrease in overdraft and non sufficient funds charges.

The Company had no sales of securities during the second quarter of 2000. During the second quarter of 1999, the Company sold approximately $17.2 million of investment securities, realizing gains of $172,000. Proceeds from these sales were used to fund increases in the loan portfolio.

Gains on sales of loans totaled $523,000 for the three months ended June 30, 2000 compared to $653,000 for the three months ended June 30, 1999. During the second quarter of 2000, the Company sold $6.9 million of the guaranteed portion of its SBA and other government guarantee loan originations in the secondary market compared to $8.4 million during the second quarter of 1999, realizing gains of $492,000 in 2000 compared to gains of $438,000 in 1999. The increase in the ratio of gains relative to the principal balance of loans sold is attributed primarily to increases in interest rates which have resulted in lower prepayment expectations. Also, the Company recorded gains of $31,000 from the sales of residential loans during the second quarter of 2000 compared to $215,000 in 1999. The decrease in gains on sales of residential loans has resulted from increases in market interest rates, thus causing a decline in fixed rate loan origination activity.

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

Other income increased $457,000 to $1.2 million in the second quarter of 2000 compared to $767,000 in the second quarter of 1999 primarily as a result of financial planning fee income of Chornyak & Associates, Inc. which increased $165,000 in 2000 compared to 1999 and SBA loan servicing income which increased $145,000 due to lower levels of amortization of servicing assets.

Non-Interest Expense. The following table sets forth the Company's non-interest expense for the periods indicated:

                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            JUNE 30,                     JUNE 30,
                                                            --------                     --------
                                                       2000          1999           2000           1999
                                                      ------        ------        -------        -------
                                                                       (In Thousands)
Salaries and employee benefits                        $4,243        $4,206        $ 8,660        $ 8,260
Occupancy expense                                        481           388          1,008            798
Furniture, fixtures and equipment                        228           253            470            476
Data processing                                          333           310            647            622
Taxes other than income taxes                            193           267            431            511
Federal deposit insurance                                 42            69             84            138
Amortization of goodwill and other intangibles           411           363            762            702
Other                                                  1,631         1,728          3,185          3,254
                                                      ------        ------        -------        -------
          TOTAL                                       $7,562        $7,584        $15,247        $14,761
                                                      ======        ======        =======        =======

Salary and employee benefits expense increased $37,000, or .9% and accounted for approximately 56.1% of total non-interest expense in the three months ended June 30, 2000 compared to 55.5% in the second quarter of 1999. The average full time equivalent staff was 394 in 2000 compared to 382 in 1999.

Net occupancy expense increased 24.0% to $481,000 for the second quarter of 2000 from to $388,000 for the second quarter of 1999. This increase resulted primarily from rent expense associated with the Company's training and technology center which commenced operations in November 1999.

Furniture, fixtures and equipment expense decreased $25,000, or 9.9% in the second quarter of 2000. This decrease is primarily attributed to lower depreciation costs.

Data processing expense increased $23,000, or 7.4%, in the second quarter of 2000. Increased costs in 2000 resulted from higher software and maintenance costs related to continued technological enhancements to the Company's data processing systems.

Taxes other than income taxes decreased $74,000, or 27.7%, in the second quarter of 2000 compared to the second quarter of 1999. This decrease resulted primarily from lower tax rates.

Federal deposit insurance expense decreased $27,000 to $42,000 in 2000 from $69,000 in the second quarter of 1999, reflecting lower premium rates in effect for 2000.

Amortization of goodwill and other intangible assets increased $48,000 in the second quarter of 2000 compared to the second quarter of 1999 primarily due to additional amortization related to goodwill resulting from the Milton acquisition.

Other non-interest expenses decreased $97,000, or 5.6%, to $1.6 million for the second quarter of 2000, reflecting management's continued emphasis on controlling costs.

The efficiency ratio is one method used in the banking industry to assess profitability. It is defined as non-interest expense less amortization expense divided by the net revenue stream, which is the sum of net interest income on a tax-equivalent basis and non-interest income excluding net investment securities gains or losses. The Company's efficiency ratio was 55.7% for the second quarter of 2000, compared to 57.4% for the comparable period in 1999. Controlling costs and improving productivity, as measured by the efficiency ratio, is considered by management a primary factor in enhancing performance.

Provision for Income Taxes. The Company's provision for Federal income taxes was $1.4 million, or 31.3% of pretax income, for the three months ended June 30, 2000 compared to $1.4 million, or 31.8% of pretax income, for the three months ended June 30, 1999. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans, earnings on bank-owned life insurance, and the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999.

Net Income. Net income for the six months ended June 30, 2000 increased 4.9% to $6.2 million, or $.82 per basic and diluted share, compared to net income of $5.9 million, or $.75 per share, for the six months ended June 30, 1999. Net interest income increased .3% to $19.2 million from $19.1 million and non-interest income increased 18.6% to $6.0 million from $5.0 million in the six months ended June 30, 2000, as compared to the same period in 1999, and non-interest expense increased 3.3% to $15.2 million in the six months ended June 30, 2000. The Company's net interest margin decreased to 3.21% for the six months ended June 30, 2000 compared to 3.53% for the same period in 1999. The Company's return on average assets and return on average equity were .95% and 15.58%, respectively, for the six months ended June 30, 2000, compared to 1.00% and 13.45%, respectively, for the six months ended June 30, 1999.

Interest Income. Total interest income increased 15.9% to $50.0 million for the six months ended June 30, 2000, compared to $43.1 million for the comparable period in 1999. This increase resulted from higher levels of earning assets, and a 39 basis point increase in the average yield on interest-earning assets. Average earning assets increased $111.3 million to $1.23 billion for the six months ended June 30, 2000 from $1.12 billion in 1999. This increase was primarily attributed to the average balance of loans which increased $100.3 million, or 12.7%. The increase in loan balances was consistent with the Company's emphasis on loan growth to increase overall yields on earning assets.

The weighted average yield on interest-earning assets increased to 8.22% during the six months ended June 30, 2000, compared to 7.83% during the same six month period in 1999. The Company's yield on average loans increased from 8.31% during the six months ended June 30, 1999 to 8.47% during the six months ended June 30, 2000. The increase in yield has resulted primarily from increases in market interest rates. Yields on the investment portfolio increased from 6.68% during 1999 to 7.55% during 2000, also due primarily to increases in market interest rates.

Interest Expense. Total interest expense increased 28.3% to $30.8 million for the six months ended June 30, 2000, compared to $24.0 million for the six months ended June 30, 1999. Interest expense increased due to a higher cost of funds, and a higher average balance of interest-bearing liabilities during the first six months of 2000, as compared to the same period in 1999. The average balance of interest-bearing liabilities increased 12.8%, from $1.04 billion during the six months ended June 30, 1999 to $1.17 billion during the six months ended June 30, 2000.

The Company's cost of funds increased to 5.30% for the six months ended June 30, 2000 compared to 4.67% for the same period of 1999, primarily due to increases in market interest rates which have resulted in higher rates being paid on short term repricing borrowings as well as renewals of maturing certificates of deposit.

Provision for Possible Loan Losses. The provision for possible loan losses was $900,000 for the six months ended June 30, 2000, compared to $725,000 for the six months ended June 30, 1999 and was considered sufficient to maintain the Company's allowance for possible loan losses at an adequate level. The increased provision in 2000 resulted primarily from increases in, as well as a change in the mix of, the loan portfolio.

Non-Interest Income. Total non-interest income was $6.0 million for the six months ended June 30, 2000, compared to $5.0 million for the six months ended June 30, 1999. This increase was primarily attributed to increases in fee income offset in part by lower gains on sales of loans and investment securities.

Customer service fees, representing service charges on deposits and fees from other banking services, decreased $8,000, or .7%, for the six months ended June 30, 2000 to $1.1 million. Trust income increased 15.4% to $1.4 million in 2000, from $1.2 million in 1999. Growth in trust and custodian fees resulted primarily from the expansion of the customer base, higher asset values and increased sales of retail investment products. The $1.2 million increase in other income to $2.4 million in 2000 compared to $1.2 million in 1999 resulted primarily from financial planning fees which increased

$512,000 and higher SBA loan servicing fee income which increased $265,000 due to increased levels of serviced loans as well as a lower level of amortization of capitalized servicing assets.

Gains on sales of loans decreased from $1.3 million for the six months ended June 30, 1999 to $1.1 million for the comparable period in 2000. In 2000, the Company sold $15.5 million of the guaranteed portion of its SBA and other government guaranteed loan originations in the secondary market compared to $12.8 million in 1999, realizing gains of $1.1 million in 2000 compared to gains of $779,000 in 1999. The increased level of gains relative to the principal balance of loans sold is primarily attributed to increased market interest rates which have resulted in lower prepayment expectations. In addition, the Company sold $3.0 million of residential real estate loans realizing gains of $46,000 in the first six months of 2000 compared to $478,000 of gains on sales of loans totaling $29.3 million in 1999. Residential real estate loan sale volume in 1999 benefited from the lower interest rate environment compared to 2000.

Non-Interest Expense. Total non-interest expense increased $486,000, or 3.3%, to $15.2 million for the six months ended June 30, 2000, compared to $14.8 million for the six months ended June 30, 1999. For the six months ended June 30, 2000, the Company's efficiency ratio was 56.5%, compared to 57.7% for the six months ended June 30, 1999.

Salary and employee benefits expense increased $400,000, or 4.8% primarily as a result of staff additions associated with increased loan production and other fee income generating activities. Salaries and employee benefits accounted for approximately 56.8% of total non-interest expense for the six months ended June 30, 2000 compared to 56.0% in 1999. The average full time equivalent staff was 389 in 2000 compared to 386 in 1999.

Net occupancy expense increased 26.3% to $1.0 million for the first six months of 2000 from $798,000 for the first six months of 1999. This increase resulted from rent associated with the Company's training and technology facility which opened in the fourth quarter of 1999 as well as from expenses associated with the New Albany branch which opened in May 1999.

Data processing expense increased $25,000, or 4.0%, for the six months ended June 30, 2000. Higher costs in 2000 resulted primarily from higher depreciation and amortization of equipment and software enhancements due to technological advancements.

Taxes other than income taxes decreased $80,000, or 15.7%, for the first six months 2000 compared to the same period in 1999. This decrease resulted primarily from lower tax rates.

Federal deposit insurance expense decreased $54,000 to $84,000 in 2000 from $138,000 in 1999, reflecting lower premium rates in effect for 2000.

Amortization of goodwill and other intangible assets increased $60,000 to $762,000 during the first six months of 2000 compared to $702,000 in 1999. This increase was primarily due to amortization related to goodwill resulting from the Milton acquisition.

Other non-interest expenses decreased $69,000, or 2.1%, for the six months ended June 30, 2000 compared to the same period in 1999, reflecting management's continued emphasis on controlling costs.

Provision for Income Taxes. The Company's provision for Federal income taxes was $2.8 million, or 31.1% of pretax income, for the six months ended June 30, 2000 compared to $2.8 million, or 31.7% of pretax income, for the six months ended June 30, 1999. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans, earnings on bank-owned life insurance, and the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense.

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

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as "other real estate owned" until such time as it is sold or otherwise disposed of. The Company owned $529,000 of such property at June 30, 2000 and $1.1 million at June 30, 1999.

Non-performing loans totaled $6.9 million, or .62% of total loans, at June 30, 2000, compared to $3.2 million, or 0.39% of total loans, at June 30, 1999. Non-performing assets totaled $7.4 million, or 0.45% of total assets at June 30, 2000, compared to $4.3 million, or .36% of total assets at June 30, 1999. The increase in non-performing loans from June 30, 1999 resulted equally from increases in non-performing single-family residential mortgage loans and commercial loans. The following is an analysis of the composition of non-performing assets:

                                                                            JUNE 30,
                                                                      2000           1999
                                                                     ------         ------
                                                                     (DOLLARS IN THOUSANDS)
Non-accrual loans                                                    $3,931         $2,560
Accruing loans 90 days or more past due                               2,924            592
                                                                     ------         ------
Total non-performing loans                                            6,855          3,152
Other real estate owned                                                 529          1,143
                                                                     ------         ------
Total non-performing assets                                          $7,384         $4,295
                                                                     ======         ======
Restructured loans                                                   $2,977         $2,986
                                                                     ======         ======

Non-performing loans to total loans                                    0.62%          0.39%
Non-performing assets to total assets                                  0.45%          0.36%
Non-performing loans plus restructured loans to total loans            0.89%          0.76%
Non-performing assets plus restructured loans to total assets          0.64%          0.61%

Restructured loans consist of one loan that was restructured in May 1999 and has been performing in accordance with its restructured terms since such time.

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

                                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     2000               1999              2000              1999
                                                                  ----------          --------          --------          --------
                                                                                            (IN THOUSANDS)
Balance at beginning of period                                    $    7,761          $  6,701          $  7,431          $  6,643
Provision charged to expense                                             450               375               900               725
Loans charged-off                                                       (235)             (343)             (488)             (784)
Recoveries of loans previously charged off                               159               140               292               289
Acquired allowance for loan loss                                       1,773                --             1,773                --
                                                                  ----------          --------          --------          --------
Balance at end of period                                          $    9,908          $  6,873          $  9,908          $  6,873
                                                                  ==========          ========          ========          ========

Loans outstanding at end of period                                $1,103,821          $804,398               N/A               N/A
Average loans outstanding                                         $  919,314          $799,942          $892,565          $792,223
Allowance as a percentage of loans outstanding                          0.90%             0.85%              N/A               N/A
Net charge-offs to average loans (annualized)                           0.03%             0.10%             0.04%             0.13%
Allowance for possible loan losses to non-performing loans             144.5%            218.1%              N/A               N/A

The allowance for possible loan losses totaled $9.9 million at June 30, 2000, representing .90% of total loans, compared to $6.9 million at June 30, 1999, or
 .85% of total loans. Charge-offs represent the amount of loans actually removed as earning assets from the balance sheet due to uncollectibility. Amounts recovered on previously charged-off assets are netted against charge-offs, resulting in net charge-offs for the period. Net loan charge-offs for the three months and six months ended June 30, 2000 were $76,000 and $196,000, respectively, compared to net charge-offs of $203,000 and $495,000, respectively, for the same periods in 1999. Charge-offs have been made in accordance with the Company's standard policy and have occurred primarily in the commercial and consumer loan portfolios.

The allowance for possible loan losses as a percentage of non-performing loans ("coverage ratio"), was 144.5% at June 30, 2000, compared to 218.1% at June 30, 1999. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the adequacy of the allowance by management. Total non-performing loans as a percentage of total loans remained a relatively low .62% of total loans at June 30, 2000.


COMPARISON OF JUNE 30, 2000 AND DECEMBER 31, 1999 FINANCIAL CONDITION

Total assets amounted to $1.62 billion at June 30, 2000, compared to $1.27 billion at December 31, 1999, an increase of $348.7 million, or 27.4%. Total assets added from the Milton acquisition on June 20, 2000 approximated $259.4 million.

Total investment securities increased by $62.4 million to $393.6 million, with $47.1 million of this increase attributed to the Milton acquisition. The Company's general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its investment securities as available-for-sale. At June 30, 2000, 95.1% of the total investment portfolio was classified as available-for-sale, while those securities which the Company intends to hold to maturity represented the remaining 4.9%. This compares to 93.7% and 6.3% classified as available-for-sale and held to maturity, respectively, at December 31, 1999.

Total loans increased $254.1 million to $1.11 billion at June 30, 2000 from December 31, 1999, with $192.2 million of this increase attributed to the Milton acquisition. Excluding the effects of the acquired Milton loan portfolio, commercial loans have increased $35.4 million, residential loans have increased $10.2 million and consumer loans have increased $16.3 million since year end 1999. Management continues to emphasize increasing earning assets and improving earning asset yields by increasing and changing the mix of the loan portfolio.

Premises and equipment increased from $14.8 million at December 31, 1999 to $18.3 million at June 30, 2000. This increase primarily resulted from $3.5 million of fixed assets added by the Milton acquisition.

Other assets increased from $32.6 million at December 31, 1999 to $42.9 million at June 30, 2000 primarily as a result of the Milton acquisition which contributed $6.2 million to the June 30, 2000 total.

Total deposits increased $239.3 million to $1.04 billion at June 30, 2000 from $799.2 million at December 31, 1999, with $162.8 million of this increase attributed to the Milton acquisition. The Company continues to emphasize growth in its existing retail deposit base provided incremental deposit growth is cost effective compared to alternative funding sources. Excluding deposits added by Milton, total deposits increased $76.5 million, of which $48.9 million related to additional brokered deposits and $27.6 million related to retail and other deposits. Total interest-bearing deposits accounted for 92.8% of total deposits at June 30, 2000, compared to 91.9% at December 31, 1999.

Total borrowings, including federal funds purchased, increased $88.3 million to $473.8 million at June 30, 2000, compared to $385.5 million at December 31, 1999. This increase resulted primarily from $64.9 million of borrowings added by Milton as well as from funding needs associated with increases in the loan portfolio.


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

The Company's principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB as well as other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. The investment portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $374.3 million were classified as available-for-sale as of June 30, 2000, representing 95.1% of the total investment portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity.

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

On June 20, 2000, the Company completed the acquisition of Milton Federal Financial Corporation ("Milton"). In connection with the acquisition, the Company issued 918,885 common shares having a total value of approximately $14.2 million and paid cash of $14.1 million to the Milton shareholders. The acquisition is being accounted for as a purchase. Accordingly, Milton's results of operations have been included from the date of acquisition and had a minimal impact on the Company's results for the periods ended June 30, 2000. Total assets added from this acquisition approximated $259.4 million.

The Company obtained a $15 million term loan with a financial institution in order to partially fund the acquisition of County in August 1996. This loan had an outstanding balance of $3.8 million at June 30, 2000. Under the terms of the loan agreement, the Company is required to make quarterly interest payments and annual principal payments, based on a ten-year amortization, which commenced in February 1998. The unpaid loan balance is due in full September 1, 2003.

The loan agreement also contains certain financial covenants, all of which the Company was in compliance with at June 30, 2000.

Shareholders' equity at June 30, 2000 was $95.1 million, compared to prior year-end shareholders' equity of $80.1 million, an increase of $15.0 million. This increase resulted primarily from the issuance of common shares in connection with the Milton acquisition, discussed above.

Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio Tier 1 capital to total assets) of 3.0% must be maintained. At June 30, 2000, the Company had a total risk-based capital ratio of 10.4%, of which 9.5% consisted of Tier 1 capital. The leverage ratio for the Company at June 30, 2000, was 7.5%.

Cash dividends declared to shareholders of the Company totaled $2.2 million, or $0.29 per share, during the first six months of 2000. This compares to dividends of $2.2 million, or $0.28 per share, for the same period in 1999. Cash dividends paid as a percentage of net income amounted to 35.4% and 37.3% for the six months ended June 30, 2000 and 1999, respectively.

On October 18, 1999, the Company completed an offering of $20.0 million aggregate liquidation amount of 9.875% Capital Securities, Series A, due 2029. These securities represent preferred beneficial interests in BFOH Capital Trust I, a special purpose trust formed for the purpose of the offering. The proceeds from the offering were used by the Trust to purchase Junior Subordinated Deferrable Interest Debentures ("Debentures") from the Company. Under Federal Reserve Board regulations, these Capital Securities may represent up to 25% of a bank holding company's Tier 1 capital. The holders of the Capital Securities are entitled to receive cumulative cash distributions at the annual rate of 9.875% of the liquidation amount. Distributions are payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2000. The Company has fully and unconditionally guaranteed the payment of the Capital Securities, and payment of distributions on the Capital Securities. The Trust is required to redeem the Capital Securities on or, in certain circumstances, prior to October 15, 2029. There are no significant covenants or limitations with respect to the business of the Company that is contained in the instruments which govern the Capital Securities and the Debentures.

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

                                     ITEM 3:

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


For a discussion of ther Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Management's Discussion and Analysis - Interest Rate Risk Management" in the Company's Form 10-K for the year ended December 31, 1999. The following summarizes the Company's simulations of net interest income and net present value (NPV) as of June 30, 2000:

                                                   PROJECTED               CHANGE              % CHANGE
       CHANGE IN INTEREST RATES                      AMOUNT               FROM BASE            FROM BASE
       ------------------------                      ------               ---------            ---------
       Net Interest Income:
         200 Basis point increase                   $42,008               $ (1,005)             (2.34)%
         Base scenario - no change                   43,013                    N/A                N/A
         200 Basis point decrease                    44,615                  1,602               3.72%

       Net Present Value (NPV):
         200 Basis point increase                    67,089                (26,815)             (28.56)%
         Base scenario - no change                   93,904                    N/A                 N/A
         200 Basis point decrease                    92,914                   (990)              (1.05)%

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On April 20, 2000, the Company held its Annual Meeting of Shareholders, the results of which follows:

        1. To approve and ratify the appointment of Pricewaterhouse Coopers, L.L.P. as independent auditors for the year ended December 31, 2000:

                                                          Abstaining/
                                                          -----------
                   Votes For        Votes Against      Broker Non-Votes
                   ---------        -------------      ----------------
                   5,426,721                5,281                 4,340

        2.  Election of Class I directors:

                                                           Votes Against/
                                                           --------------
                                        Votes For             Withheld
                                        ---------             --------
        James H. Nicholson              5,151,191              285,149
        William F. Randles              5,423,725               11,840
        Karl C. Saunders                5,424,843               11,497

        3.  Election of Class III director:

        William T. Stewart              5,423,919               12,421

ITEM 5. OTHER INFORMATION

        The proxy holders for the 2001 annual meeting of shareholders will use their discretion in voting on any and all matters brought before the 2001 annual meeting which were not provided to the Company in an advance notice on or prior to February 3, 2001.

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

        (b) Exhibit 27: Financial Data Schedule

        (c) Reports on Form 8-K

        Report on Form 8-K dated June 21, 2000 regarding the completion of the acquisition of Milton Federal Financial Corporation effective June 20, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BancFirst Ohio Corp.
                                    (Registrant)

Date: August 11, 2000               (Signed) /s/ Gary N. Fields
                                    --------------------------------------------
                                    Gary N. Fields
                                    President and
                                    Chief Executive Officer

Date: August 11, 2000               (Signed) /s/ Kim M. Taylor
                                    --------------------------------------------
                                    Kim M. Taylor
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)