Form 10-Q
period 2000-09-30
BANCFIRST OHIO CORP
filed 2000-11-14
CIK 868572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

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

                           Yes    X            No
                               -------             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 Class                   Outstanding as of November 11, 2000
                 -----                   -----------------------------------
        Common Stock, No Par Value                    8,782,000

                                      INDEX

                              BANCFIRST OHIO CORP.

PART I. FINANCIAL INFORMATION                                                                                          PAGE NO.
                                                                                                                       --------
         Item 1. Financial Statements

                  Consolidated Balance Sheet..............................................................................  3

                  Consolidated Statement of Income........................................................................  4

                  Consolidated Statement of Cash Flows....................................................................  5

                  Notes to Consolidated Financial Statements..............................................................  6-7

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................................................................  8-22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................................  23

PART II. OTHER INFORMATION

         Other Information  ..............................................................................................  24

         Item 1. Legal Proceedings
         Item 2. Changes in Securities
         Item 3. Defaults upon Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K
                    (a) Exhibits on Item 601 of Regulation S-K
                    (b) Exhibit 27: Financial Data Schedule
                    (c) Reports on Form 8-K

Signatures                  ..............................................................................................  25

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                              BANCFIRST OHIO CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                ASSETS:                                         SEPTEMBER 30,    DECEMBER 31,
                                                                                    2000              1999
                                                                                -------------    -------------
Cash and due from banks                                                         $      30,386    $      32,191
Federal Funds sold                                                                        197              183
Securities held-to-maturity, at amortized cost
    (approximate fair value of $16,190 and
    $20,601 in 2000 and 1999, respectively)                                            16,341           20,786
Securities available-for-sale, at fair value                                          372,278          310,449
                                                                                -------------    -------------
          Total securities                                                            388,619          331,235
                                                                                -------------    -------------
Loans, net of unearned income                                                       1,067,971          849,767
Allowance for possible loan losses                                                    (10,197)          (7,431)
                                                                                -------------    -------------
          Net loans                                                                 1,057,774          842,336
                                                                                -------------    -------------
Bank premises and equipment, net                                                       18,504           14,789
Accrued interest receivable                                                            10,150            8,260
Intangible assets                                                                      22,248           12,606
Other assets                                                                           39,832           32,606
                                                                                -------------    -------------
          Total assets                                                          $   1,567,710    $   1,274,206
                                                                                =============    =============

                             LIABILITIES:

Deposits:
          Non-interest-bearing deposits                                         $      73,658    $      65,086
          Interest-bearing deposits                                                 1,025,083          734,090
                                                                                -------------    -------------
            Total deposits                                                          1,098,741          799,176
                                                                                -------------    -------------
Federal funds purchased                                                                  --             24,100
Federal Home Loan Bank advances and other borrowings                                  356,760          361,398
Accrued interest payable                                                                5,704            3,618
Other liabilities                                                                       7,272            5,806
                                                                                -------------    -------------
          Total liabilities                                                         1,468,477        1,194,098
                                                                                -------------    -------------

                         SHAREHOLDERS' EQUITY:

Common stock, no par or stated value, 20,000,000 shares authorized, 9,098,918
  and 8,164,807 shares issued in 2000 and 1999, respectively                           80,713           66,318
Retained earnings                                                                      42,494           35,795
Accumulated other comprehensive income - unrealized
  holding losses on securities available for sale, net                                 (7,106)          (8,334)
Treasury stock, 734,961 and 569,628 shares, at cost, in 2000
  and 1999, respectively                                                              (16,868)         (13,671)
                                                                                -------------    -------------
Total shareholders' equity                                                             99,233           80,108
                                                                                -------------    -------------
          Total liabilities and shareholders' equity                            $   1,567,710    $   1,274,206
                                                                                =============    =============


The accompanying notes are an integral part of the financial statements.

                                               BANCFIRST OHIO CORP.
                                         CONSOLIDATED STATEMENT OF INCOME
                                                    (UNAUDITED)
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                            ------------                  ------------
                                                        2000           1999           2000           1999
                                                    ------------   ------------   ------------   ------------
Interest Income:
  Interest and fees on loans                        $     23,853   $     16,700   $     61,435   $     49,317
  Interest and dividends on securities:
     Taxable                                               6,521          4,852         18,070         14,487
     Tax-exempt                                              420            493          1,263          1,356
                                                    ------------   ------------   ------------   ------------
          Total interest income                           30,794         22,045         80,768         65,160
                                                    ------------   ------------   ------------   ------------
Interest expense:
  Deposits                                                13,310          7,961         31,040         23,891
  Borrowings                                               6,660          4,493         19,700         12,538
                                                    ------------   ------------   ------------   ------------
          Total interest expense                          19,970         12,454         50,740         36,429
                                                    ------------   ------------   ------------   ------------
          Net interest income                             10,824          9,591         30,028         28,731
  Provision for possible loan losses                         450            405          1,350          1,130
                                                    ------------   ------------   ------------   ------------
          Net interest income after provision for
            possible loan losses                          10,374          9,186         28,678         27,601
                                                    ------------   ------------   ------------   ------------

Other income:
  Trust and custodian fees                                   645            624          2,002          1,800
  Customer service fees                                      668            576          1,739          1,655
  Gain on sale of loans                                      769            437          1,907          1,694
  Other                                                    1,322            927          3,726          2,153
  Investment securities gains, net                           256           --              256            296
                                                    ------------   ------------   ------------   ------------
          Total other income                               3,660          2,564          9,630          7,598
                                                    ------------   ------------   ------------   ------------

Non-interest expense:
  Salaries and employee benefits                           4,480          4,048         13,140         12,308
  Net occupancy expense                                      545            432          1,553          1,230
  Amortization of intangibles                                512            358          1,274          1,060
  Other                                                    2,768          2,357          7,585          7,358
                                                    ------------   ------------   ------------   ------------
          Total non-interest expense                       8,305          7,195         23,552         21,956
                                                    ------------   ------------   ------------   ------------
  Income before income taxes                               5,729          4,555         14,756         13,243
  Provision for Federal income taxes                       1,887          1,403          4,693          4,159
                                                    ------------   ------------   ------------   ------------
          Net income                                $      3,842   $      3,152   $     10,063   $      9,084
                                                    ============   ============   ============   ============

Basic earnings per share                            $       0.44   $       0.39   $       1.22   $       1.10
                                                    ============   ============   ============   ============
Diluted earnings per share                          $       0.44   $       0.39   $       1.22   $       1.10
                                                    ============   ============   ============   ============

Weighted average common shares outstanding:

          Basic                                            8,789          8,141          8,223          8,232
                                                    ============   ============   ============   ============
          Diluted                                          8,804          8,147          8,238          8,241
                                                    ============   ============   ============   ============
Cash dividends per common share                     $      0.138   $      0.133   $      0.414   $      0.400
                                                    ============   ============   ============   ============


The accompanying notes are an integral part of the financial statements.

                              BANCFIRST OHIO CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30
                                                                              ------------
                                                                           2000         1999
                                                                         ---------    ---------
Cash flows from operating activities:
  Net income                                                             $  10,063    $   9,084
  Adjustment to reconcile net income to net cash
    provided by operations:
  Depreciation and amortization                                              4,095        4,267
  Provision for possible loan losses                                         1,350        1,130
  Gain on sale of assets                                                    (2,274)      (1,990)
  Increase in interest receivable                                             (783)        (733)
  Increase in other assets                                                  (2,798)      (2,587)
  Increase in interest payable                                                 711          284
  Decrease in other liabilities                                             (5,383)         (73)
  FHLB stock dividend                                                       (1,038)        (753)
                                                                         ---------    ---------
          Net cash provided by operating activities                          3,943        8,629
                                                                         ---------    ---------

Cash flows from investing activities:

  (Increase) decrease in federal funds sold and short term investments         (14)         462
  Proceeds from maturities of securities held-to-maturity                    4,479        4,727
  Proceeds from maturities and sales of securities available-for-sale       88,804       80,922
  Purchase of securities available-for-sale                                (28,398)     (89,897)
  Increase in loans, net                                                  (134,213)    (106,982)
  Purchases of equipment and other assets                                   (1,504)      (2,820)
  Proceeds from sale of loans                                               37,405       54,660
  Acquisition of Chornyak and Associates, Inc.                                --         (2,050)
  Acquisition of Milton Federal Financial Corp., net of cash acquired      (23,241)        --
                                                                         ---------    ---------
          Net cash used in investing activities                            (56,682)     (60,978)
                                                                         ---------    ---------

Cash flows from financing activities:

 (Decrease) increase in federal funds purchased                            (24,100)      28,000
 (Decrease) increase in Federal Home Loan Bank advances and other
   borrowings                                                              (69,570)      33,500
  Net increase (decrease) in deposits                                      136,770         (348)
  Cash dividends paid                                                       (3,366)      (3,292)
  Issuance (purchase) of stock, net                                         11,200       (4,850)
                                                                         ---------    ---------

          Net cash provided by financing activities                         50,934       53,010
                                                                         ---------    ---------

          Net (decrease) increase in cash and due from banks                (1,805)         661

Cash and due from banks, beginning of period                                32,191       28,731
                                                                         ---------    ---------

Cash and due from banks, end of period                                   $  30,386    $  29,392
                                                                         =========    =========

    The accompanying notes are an integral part of the financial statements

                              BANCFIRST OHIO CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 (UNAUDITED)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of BancFirst Ohio Corp. ("Company"), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999 for additional disclosures, including a summary of the Company's accounting policies. The results of operations for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

1)       BASIS OF PRESENTATION:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

2)       NEW ACCOUNTING PRONOUNCEMENTS

         In June, 1998, Statement of Financial Accounting Standards (SFAS) No. 133 (as amended by SFAS No. 138), "Accounting for Derivative Instruments and Hedging Activities" was issued. These statements establish accounting and reporting standards for derivative instruments and for hedging activities. The provisions of these statements are to be implemented in the first quarter of 2001 and will primarily impact the accounting for the Company's interest rate swap transactions that had a total notional amount of $49.4 million at September 30, 2000. The Company does not anticipate that these standards will have a significant impact on its financial statements.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not anticipate the adoption of SFAS No. 140 will have a material effect on its earnings or financial condition.

3)       ACQUISITION

         On June 20, 2000, the Company completed the acquisition of Milton Federal Financial Corporation ("Milton"). In connection with the acquisition, the Company issued 918,885 common shares having a total value of approximately $14.2 million and paid cash of $14.1 million to the Milton shareholders. The acquisition is being accounted for as a purchase. Accordingly, Milton's results of operations have been included from the date of acquisition. Total assets added from this acquisition approximated $259.4 million.

         The following summarizes the pro-forma results of operations for the nine-month period ended September 30, 2000 and 1999 as if Milton had been acquired at the beginning of each period presented:

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                       2000                  1999
                                                       ----                  ----
                                               (In thousands, except per share amounts)
                                               ----------------------------------------
Net interest income                                 $   33,266            $   34,150
Net income                                              10,692                10,170
Basic and diluted earnings per share                $     1.21            $     1.10


4)       COMPUTATION OF EARNINGS PER SHARE

         The computation of earnings per share is as follows:

                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                           -------------                 -------------
                                                        2000           1999           2000           1999
                                                    ------------   ------------   ------------   ------------
                                                              (In thousands, except per share amounts)
Actual weighted average common shares outstanding          8,789          8,141          8,223          8,232

Dilutive common stock equivalents:
  Stock options                                             --             --             --                3
  Bonus shares - Company match                                15              6             15              6
                                                    ------------   ------------   ------------   ------------

Weighted average common shares outstanding
  adjusted for dilutive common stock equivalents           8,804          8,147          8,238          8,241
                                                    ------------   ------------   ------------   ------------

Net income                                          $      3,842   $      3,152   $     10,063   $      9,084
                                                    ------------   ------------   ------------   ------------

Basic earnings per share                            $       0.44   $       0.39   $       1.22   $       1.10
                                                    ------------   ------------   ------------   ------------

Diluted earnings per share                          $       0.44   $       0.39   $       1.22   $       1.10
                                                    ------------   ------------   ------------   ------------


5)       COMPREHENSIVE INCOME

         The Company's comprehensive income, determined in accordance with SFAS No. 130, was $5,533 and $1,552 for the three months ended September 30, 2000 and 1999, respectively, and $11,291 and $4,211 for the nine months ended September 30, 2000 and 1999, respectively.

6)       STOCK DIVIDEND

         On September 21, 2000, the Company's Board of Directors declared a 5% stock dividend payable October 31, 2000 to shareholders of record as of October 10, 2000. All share and per share amounts have been adjusted to give retroactive effect to this stock dividend.

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

BANCFIRST OHIO CORP.
SELECTED FINANCIAL DATA:

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        AT OR FOR THE THREE MONTHS            AT OR FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                          2000             1999             2000            1999
                                                      -------------    -------------    -------------   -------------
STATEMENT OF INCOME DATA:
  Interest income                                     $      30,794    $      22,045    $      80,768   $      65,160
  Interest expense                                           19,970           12,454           50,740          36,429
                                                      -------------    -------------    -------------   -------------
  Net interest income                                        10,824            9,591           30,028          28,731
  Provision for possible loan losses                            450              405            1,350           1,130
  Non-interest income                                         3,660            2,564            9,630           7,598
  Non-interest expense                                        8,305            7,195           23,552          21,956
                                                      -------------    -------------    -------------   -------------
  Income before income taxes                                  5,729            4,555           14,756          13,243
  Provision for Federal income taxes                          1,887            1,403            4,693           4,159
                                                      -------------    -------------    -------------   -------------
  Net income                                          $       3,842    $       3,152    $      10,063   $       9,084
                                                      =============    =============    =============   =============

PER SHARE DATA:
  Basic earnings per share                            $        0.44    $        0.39    $        1.22   $        1.10
  Diluted earnings per share                                   0.44             0.39             1.22            1.10
  Cash dividends                                               0.14             0.13             0.41            0.40
  Book value                                                  11.30            10.33              N/A             N/A
  Tangible book value                                          8.77             8.73              N/A             N/A

BALANCE SHEET DATA:
  Total assets                                        $   1,567,710    $   1,235,885              N/A             N/A
  Loans                                                   1,067,971          830,238              N/A             N/A
  Allowance for possible loan losses                         10,197            7,158              N/A             N/A
  Securities                                                388,619          324,573              N/A             N/A
  Deposits                                                1,098,741          789,274              N/A             N/A
  Borrowings                                                356,760          358,250              N/A             N/A
  Shareholders' equity                                       99,233           83,604              N/A             N/A

PERFORMANCE RATIOS (1):
  Return on average assets                                     0.97%            1.03%            0.95%           1.01%
  Return on average equity                                    15.60            14.95            15.59           13.93
  Tangible return on average tangible equity                  22.77            19.42            21.44           17.89
  Net interest margin                                          3.00             3.44             3.13            3.50
  Interest rate spread                                         2.73             3.12             2.84            3.15
  Non-interest income to average assets                        0.92             0.84             0.91            0.85
  Non-interest expense to average assets                       1.96             2.24             2.11            2.33
  Efficiency Ratio (2)                                        53.84            54.97            55.52           56.76

ASSET QUALITY RATIOS:

  Non-performing loans to total loans                          0.75%            0.44%             N/A             N/A
  Non-performing assets to total assets                        0.53             0.33              N/A             N/A
  Allowance for possible loan losses to total loans            0.95             0.86              N/A             N/A
  Allowance for possible loan losses to
    non-performing Loans                                      126.9            196.2              N/A             N/A

  Net charge-offs to average loans (1)                         0.06             0.06             0.05%           0.10%

CAPITAL RATIOS:
  Shareholders' equity to total assets                         6.33%            6.76%             N/A             N/A
  Tier 1 capital to average total assets                       6.67             6.33              N/A             N/A
  Tier 1 capital to risk-weighted assets                       9.95             9.27%             N/A             N/A

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

AVERAGE BALANCES AND YIELDS

The following table presents, for each of the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and percentage rates, and the net interest margin. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis ("FTE"), by total interest-earning assets. The net interest margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. FTE income includes tax-exempt income, restated to a pre-tax equivalent amount, based on the statutory federal income tax rate. All average balances are daily average balances. Non-accruing loans are included in average loan balances.

                                                     Three Months Ended September 30,
                                            2000                                             1999
                          ------------------------------------------       -------------------------------------
                                                            (Dollars in Thousands)
                             Average       Income/       Yield/            Average       Income/      Yield/
                             Balance       Expense      Rate (1)           Balance       Expense     Rate (1)
                          --------------- ------------ -------------     -------------- ------------ -----------
Securities:
     Taxable                 $  339,265       $ 6,503         7.63%        $  288,082       $ 4,853       6.68%
     Tax exempt                  30,492           646         8.43             32,252           758       9.32
                          --------------- ------------ -------------     -------------- ------------ -----------
     Total securities           369,757         7,149         7.69            320,334         5,611       6.95
Loans (2):
     Commercial                 459,634        10,727         9.28            392,700         8,722       8.81
     Real Estate                510,032        10,252         8.00            327,907         6,030       7.30
     Consumer                   125,307         2,890         9.18             97,117         1,965       8.03
                          --------------- ------------ -------------     -------------- ------------ -----------
     Total loans              1,094,973        23,869         8.67            817,724        16,717       8.11
Federal funds sold                1,110            17         6.09                  4            --       0.00
                          --------------- ------------ -------------     -------------- ------------ -----------
     Total earning
        assets (3)            1,465,840        31,035         8.42%         1,138,062        22,328       7.78%
                          --------------- ------------ -------------     -------------- ------------ -----------
     Non-interest
        earning assets          113,722                                        73,042
                          ---------------                                --------------
Total assets                 $1,579,562                                    $1,211,104
                          ===============                                ==============
Interest-bearing
  deposits:
     Demand and
      savings deposits       $  260,137       $ 2,006         3.07%        $  241,338       $ 1,584       2.60%
     Time deposits              733,772        11,305         6.13            488,933         6,377       5.17
                          --------------- ------------ -------------     -------------- ------------ -----------
     Total deposits             993,909        13,311         5.33            730,271         7,961       4.33
Borrowings                      403,324         6,659         6.57            328,783         4,493       5.42
                          ---------------              -------------                                 -----------
     Total interest-
      bearing liabilities     1,397,233        19,970         5.69%         1,059,054        12,454       4.67%
                                          ------------ -------------                    ------------ -----------
     Non-interest-
      bearing deposits           72,417                                        61,921
                          ---------------                                --------------
     Subtotal                 1,469,650                                     1,120,975
Accrued expenses
 and other liabilities           11,873                                         6,466
                          ---------------                                --------------

     Total liabilities        1,481,523                                     1,127,441
     Shareholders'
       equity                    98,039                                        83,663
                          ---------------                                --------------
Total liabilities and
 shareholders' equity        $1,579,562                                    $1,211,104
                          ===============                                ==============
Net interest income
  and interest rate
  spread (4)                                  $11,065         2.73%                         $ 9,874       3.12%
                                          ============= ============                   ============= ===========
Net interest margin (5)
                                                              3.00%                                       3.44%
                                                        ============                                 ===========
Average interest-
 earning assets to
  average interest-
  bearing   liabilities                                      104.9%                                      107.5%

                                                 Nine Months Ended September 30,
                                          2000                                       1999
                          ---------------------------------------     --------------------------------------
                                                         (Dollars in Thousands)
                            Average       Income/      Yield/            Average      Income/     Yield/
                            Balance       Expense     Rate (1)           Balance      Expense    Rate (1)
                          -------------- ------------ -----------     --------------- ---------- -----------
Securities:
     Taxable                $  321,083      $ 18,043       7.51%          $ 293,679    $ 14,461       6.58 %
     Tax exempt                 30,199         1,944       8.60              33,104       2,086       8.42
                          -------------- ------------ -----------     --------------- ---------- -----------
     Total securities          351,282        19,987       7.60             326,783      16,547       6.77
Loans (2):
     Commercial                441,606        30,104       9.11             367,510      24,747       9.00
     Real Estate               404,953        23,812       7.85             338,464      18,904       7.47
     Consumer                  113,968         7,564       8.87              94,843       5,718       8.06
                          -------------- ------------ -----------     --------------- ---------- -----------
     Total loans               960,527        61,480       8.55             800,817      49,369       8.24
Federal funds sold                 534            25       6.25                 777          27       4.65
                          -------------- ------------ -----------     --------------- ---------- -----------
     Total earning
        assets (3)           1,312,343        81,492       8.29%          1,128,377      65,943       7.81%
                          -------------- ------------ -----------                     ---------- -----------
     Non-interest
        earning assets          96,339                                       70,120
                          --------------                              ---------------
Total assets                $1,408,682                                   $1,198,497
                          ==============                              ===============
Interest-bearing
  deposits:
     Demand and
      savings deposits      $  238,433       $ 5,249       2.94%          $ 232,933     $ 4,370       2.51 %
     Time deposits             593,684        25,791       5.80             497,289      19,521       5.25
                          -------------- ------------ -----------     --------------- ---------- -----------
     Total deposits            832,117        31,040       4.98             730,222      23,891       4.37
Borrowings                     412,179        19,700       6.38             312,888      12,538       5.36
                          --------------              -----------     ---------------            -----------
     Total interest-
      bearing liabilities    1,244,296        50,740       5.45 %         1,043,110      36,429       4.67%
                                         ------------ -----------                   ------------ -----------
     Non-interest-
      bearing deposits          67,287                                       61,358
                          --------------                              ---------------
     Subtotal                1,311,583                                    1,104,468
Accrued expenses
 and other liabilities          10,860                                        6,850
                          --------------
                                                                      ---------------
     Total liabilities       1,322,443                                    1,111,318
     Shareholders'
       equity                   86,239                                       87,179
                          --------------                              ---------------
Total liabilities and
 shareholders' equity       $1,408,682                                   $1,198,497
                          ==============                              ===============
Net interest income
  and interest rate
  spread (4)                                $ 30,752       2.84%                       $ 29,514       3.15%
                                       ============== ===========                   ============ ===========
Net interest margin (5)
                                                           3.13%                                      3.50%
                                                      ===========                                 ==========
Average interest-
 earning assets to
  average interest-
  bearing   liabilities                                   105.5%                                     108.2%


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

                                             THREE MONTHS ENDED SEPTEMBER 30              NINE MONTHS ENDED SEPTEMBER 30,
                                                     2000 VS. 1999                                  2000 VS. 1999
                                                  INCREASE (DECREASE)                            INCREASE (DECREASE)
                                                  -------------------                            -------------------
                                                                        (Dollars in thousands)
                                        VOLUME           RATE            TOTAL          VOLUME           RATE           TOTAL
                                     ------------    ------------    ------------    ------------    ------------    ------------
Interest-earning assets:
Securities:
  Taxable                            $        920    $        730    $      1,650    $      1,432    $      2,150    $      3,582
  Non-taxable                                 (41)            (71)           (112)           (185)             43            (142)
                                     ------------    ------------    ------------    ------------    ------------    ------------
          Total securities                    879             659           1,538           1,247           2,193           3,440
                                     ------------    ------------    ------------    ------------    ------------    ------------
Loans:
  Commercial                                1,525             480           2,005           5,070             287           5,357
  Real estate                               3,599             623           4,222           3,883           1,025           4,908
  Consumer                                    620             305             925           1,235             611           1,846
                                     ------------    ------------    ------------    ------------    ------------    ------------
          Total loans                       5,744           1,408           7,152          10,188           1,923          12,111
Fed funds sold                               --                17              17             (10)              8              (2)
                                     ------------    ------------    ------------    ------------    ------------    ------------
Total interest-earning assets (1)           6,623           2,084           8,707          11,425           4,124          15,549
                                     ------------    ------------    ------------    ------------    ------------    ------------
Interest-bearing liabilities:
Deposits:
  Demand and savings deposits                 128             294             422             106             773             879
  Time deposits                             3,601           1,327           4,928           4,058           2,213           6,271
                                     ------------    ------------    ------------    ------------    ------------    ------------
Total interest-bearing deposits             3,729           1,621           5,350           4,164           2,986           7,150
Borrowings                                  1,121           1,045           2,166           4,465           2,696           7,161
                                     ------------    ------------    ------------    ------------    ------------    ------------
Total interest-bearing liabilities          4,850           2,666           7,516           8,629           5,682          14,311
                                     ------------    ------------    ------------    ------------    ------------    ------------
Net interest income                  $      1,773    $       (582)   $      1,191    $      2,796    $     (1,558)   $      1,238
                                     ============    ============    ============    ============    ============    ============

(1) Computed on a fully tax equivalent basis, assuming a tax rate of 35%.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Net Income. Net income for the three months ended September 30, 2000 increased 22.0% to $3.8 million, compared to net income of $3.2 million for the three months ended September 30, 1999. Basic and diluted earnings per share in the third quarter of 2000 equaled $0.44, compared to $0.39 for the same period in 1999. Net income for the third quarter of 2000 includes approximately $480,000 of earnings contributed by Milton, which was acquired on June 20, 2000 in a purchase transaction. Net interest income increased 12.9% while non-interest income increased 42.7% in the three months ended September 30, 2000, as compared to the same period in 1999, and non-interest expense increased 15.4%. Excluding Milton's contribution to the 2000 results, net interest income decreased 1.6%, non-interest income increased 39.2% and non-interest expense increased 6.4% compared to the year ago period. The provision for possible loan losses was $450,000 in 2000 compared to $405,000 in the prior year period. The Company's net interest margin decreased to 3.00% for the third quarter of 2000, compared to 3.44% for the same period in 1999. The Company has experienced a steady decline in its net interest margin during 2000 due primarily to increases in market interest rates and competitive pricing pressures for deposits. The Company expects this trend to reverse with the stabilization of market interest rates and the repricing of assets that have not yet benefited from higher market interest rates more than offsetting upward pricing pressures on maturing certificates of deposit. The Company's return on average assets and return on average equity were .97% and 15.60%, respectively, in the third quarter of 2000, compared to 1.03% and 14.95%, respectively, in the third quarter of 1999. The Company's tangible earnings (net income excluding amortization of intangibles) for the three months ended September 30, 2000 were $4.3 million, or $.49 per diluted share, representing an annualized return on tangible equity of 22.77%.

         Interest Income. Total interest income increased 39.7% to $30.8 million for the three months ended September 30, 2000, compared to $22.0 million for the third quarter of 1999. This increase resulted from a 64 basis point increase in the average yield on earning assets and a $327.8 million increase in average earning assets. Milton contributed $4.2 million of interest income and $196.5 million of average earning assets to the results for the third quarter of 2000. Excluding Milton's contribution of $168.3 million, the average balance of loans increased $108.9 million, or 13.3%, a result of the Company's emphasis on increasing the loan portfolio.

         The weighted average yield on interest-earning assets increased to 8.42% during the three months ended September 30, 2000, compared to 7.78% during the same three month period in 1999. The Company's yield on average loans increased from 8.11% during the three months ended September 30, 1999 to 8.67% during the three months ended September 30, 2000, primarily as a result of increases in yields resulting from higher market interest rates. Yields on the investment portfolio increased from 6.95% during the third quarter of 1999 to 7.69% during the third quarter of 2000, also benefiting from increased market rates.

         Interest Expense. Total interest expense increased 60.4% to $20.0 million for the three months ended September 30, 2000, compared to $12.5 million for the three months ended September 30, 1999. Interest expense increased due to a 102 basis point increase in the cost of funds and a $338.2 million, or 31.9%, increase in the average balance of interest-bearing liabilities. Milton contributed $2.8 million of interest expense and $199.9 million of average interest-bearing liabilities to the results for the third quarter 2000.

              The Company's cost of funds increased to 5.69% for the three months ended September 30, 2000 compared to 4.67% for the same period of 1999. The increase in cost of funds resulted primarily from increases in market interest rates which have resulted in higher rates being paid on short-term repricing borrowings as well as renewals of maturing certificates of deposit. The Company expects upward pricing pressure to continue in the near term with respect to maturing certificates of deposits as $166.4 million of such deposits with an average rate of 5.77% are scheduled to mature through the end of January 2001. Thereafter in 2001, certificates of deposit that are scheduled to mature have an average rate of approximately 6.33%.

         Provision for Possible Loan Losses. The provision for possible loan losses was $450,000 for the three months ended September 30, 2000, compared to $405,000 for the third quarter of 1999. Total non-performing loans were $8.0 million at September 30, 2000 compared to $3.6 million at September 30, 1999. The allowance for possible loan losses at September 30, 2000 was $10.2 million, or .95% of total loans and 126.9% of non-performing loans compared to $7.2 million, or .86% of total loans and 196.2% of non-performing loans at September 30, 1999. Management's estimate of the adequacy of its allowance for possible loan losses is based upon its continuing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix and selected credits are factors that affect judgments concerning the adequacy of the allowance.

         Non-Interest Income. Total non-interest income was $3.7 million for the three months ended September 30, 2000, compared to $2.6 million for the three months ended September 30, 1999. The following table sets forth the Company's non-interest income for the periods indicated:

                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                 SEPTEMBER 30,                         SEPTEMBER 30,
                                                 --------------                        -------------
                                             2000               1999              2000              1999
                                         --------------     -------------     --------------    --------------
                                                                    (In thousands)
Trust and custodian fees                      $    645          $    624           $  2,002          $  1,800
Customer service fees                              668               576              1,739             1,655
Financial planning fees                            403               196              1,159               440
Investment securities gains                        256                --                256               296
Gains on sales of loans                            769               437              1,907             1,694
Other                                              919               731              2,567             1,713
                                         --------------     -------------     --------------    --------------
     TOTAL                                    $  3,660          $  2,564           $  9,630          $  7,598
                                         ==============     =============     ==============    ==============

         Trust and custodian fees increased 3.4% to $645,000 in the third quarter of 2000 from $624,000 in the third quarter of 1999. Growth in trust income continued to result primarily from the expansion of the customer base, higher asset values and increased sales of retail investment products.

         Customer service fees, representing service charges on deposits and fees for other banking services, increased 16.0% in the third quarter of 2000 to $668,000 from $576,000 in the third quarter of 1999. The increase in fee income resulted primarily from $75,000 of fee income contributed by Milton to the results for the third quarter 2000 as well as increased levels of overdraft related fees.

             Financial planning fee income increased 105.6% to $403,000 for the third quarter of 2000 compared to $196,000 in 1999 due to higher levels of fee income on new investment activity as well as fees received on assets under management.

         Gains on sales of loans totaled $769,000 for the three months ended September 30, 2000 compared to $437,000 for the three months ended September 30, 1999. During the third quarter of 2000, the Company sold $6.2 million of the guaranteed portion of its SBA and other government guarantee loan originations in the secondary market compared to $3.8 million during the third quarter of 1999, realizing gains of $441,000 in 2000 compared to $305,000 in 1999. Also, the Company recorded gains of $328,000 from the sales of residential loans during the third quarter of 2000 compared to $132,000 in 1999. Loan origination and sale activity during the third quarter of 2000 improved as a result of the stabilization of interest rates.

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

         Investment securities gains of $256,000 were realized during the third quarter of 2000 in connection with the sale of approximately $46.8 million of securities acquired in the Milton acquisition and $24.1 million of lower yielding securities held in the Company's investment portfolio. Proceeds from the sale of securities were used primarily to reduce short-term borrowings. No securities were sold in the year ago period.

         Other income increased $188,000 to $919,000 in the third quarter of 2000 compared to $731,000 in the third quarter of 1999, primarily as a result of a $116,000 increase in earnings on bank-owned life insurance and a $27,000 increase in electronic banking fee income.

         Non-Interest Expense. Total non-interest expense increased $1.1 million to $8.3 million for the three months ended September 30, 2000, compared to $7.2 million for the three months ended September 30, 1999. Excluding non-interest expense attributed to Milton, total non-interest expense increased $464,000 or 6.4%. The following table sets forth the Company's non-interest expense for the periods indicated:

                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                                    -------------                        -------------
                                                               2000              1999               2000              1999
                                                           --------------    --------------     -------------     --------------
                                                                                     (In thousands)
Salaries and employee benefits                                  $  4,480          $  4,048          $ 13,140           $ 12,308
Occupancy expense                                                    545               432             1,553              1,230
Furniture, fixtures and equipment                                    291               214               761                690
Data processing                                                      369               284             1,016                906
Taxes other than income taxes                                        211               173               642                684
Federal deposit insurance                                             63                69               147                207
Amortization of goodwill and other intangibles                       512               358             1,274              1,060
Other                                                              1,834             1,617             5,019              4,871
                                                           --------------    --------------     -------------     --------------
          TOTAL                                                 $  8,305          $  7,195          $ 23,552           $ 21,956
                                                           ==============    ==============     =============     ==============

         Salaries and employee benefits increased $432,000, or 10.7%, and accounted for approximately 54.0% of total non-interest expense in the three months ended September 30, 2000 compared to 56.3% in the third quarter of 1999. The average full time equivalent staff was 404 in 2000 compared to 383 in 1999. Of the increase in expense, $265,000 was added by Milton, as well as normal salary increases.

         Net occupancy expense increased 26.2% to $545,000 in the third quarter of 2000 from $432,000 in the third quarter of 1999. Excluding $73,000 of expense added by Milton, this increase resulted primarily from rent expense associated with the Company's training and technology center which commenced operations in November 1999.

         Furniture, fixtures and equipment expense increased $77,000, or 36.0% in the third quarter of 2000 from the comparable period of 1999. The increase is primarily attributed to higher repairs and maintenance costs as well as to $21,000 of expenses added by Milton.

         Data processing expense increased $85,000, or 29.9%, in the third quarter of 2000 from the comparable period of 1999. Increased costs in 2000 resulted from higher software and maintenance costs related to continued technological enhancements to the Company's data processing systems as well as to $8,000 of expenses added by Milton.

         Taxes other than income taxes increased $38,000, or 22.0%, in the third quarter of 2000 compared to the third quarter of 1999. The prior year expense benefited from refunds received for prior year taxes as a result of the favorable outcome of a pending tax case.

         Federal deposit insurance expense decreased $6,000 to $63,000 in 2000 from $69,000 in the third quarter of 1999, reflecting lower premium rates offset in part by $21,000 of expense added by Milton.

         Amortization of goodwill and other intangible assets increased $154,000 in the third quarter of 2000 compared to the third quarter of 1999 due to $168,000 of amortization related to goodwill resulting from the Milton acquisition.

         Other non-interest expenses increased $217,000, or 13.4%, to $1.8 million during the third quarter of 2000 compared to $1.6 million in the third quarter of 1999. Excluding Milton's contribution to the 2000 results, other non-interest expenses increased $127,000, or 7.9%. This increase was primarily attributed to a $64,000 increase in advertising and marketing expenses.

         The efficiency ratio is one method used in the banking industry to assess profitability. It is defined as non-interest expense less amortization expense divided by the net revenue stream, which is the sum of net interest income on a tax-equivalent basis and non-interest income excluding net investment securities gains or losses. The Company's efficiency ratio was 53.8% for the third quarter of 2000, compared to 55.0% for the comparable period in 1999. Controlling costs and improving productivity, as measured by the efficiency ratio, is considered by management a primary factor in enhancing performance.

         Provision for Income Taxes. The Company's provision for Federal income taxes was $1.9 million, or 32.9% of pretax income, for the three months ended September 30, 2000 compared to $1.4 million, or 30.8% of pretax income, for the three months ended September 30, 1999. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans, earnings on bank-owned life insurance, and the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Net Income. Net income for the nine months ended September 30, 2000 was $10.1 million, or $1.22 per basic and diluted share, compared to net income of $9.1 million, or $1.10 per basic and diluted share, for the nine months ended September 30, 1999. Net income for the nine months ended September 30, 2000 includes approximately $600,000 of earnings contributed by Milton. Net interest income increased 4.5% and non-interest income increased 26.7% in the nine months ended September 30, 2000, as compared to the same period in 1999 while non-interest expense increased 7.3%. Excluding Milton's contribution to the 2000 results, net interest income decreased 1.3%, non-interest income increased 25.4% and non-interest expense increased 3.9% compared to the comparable period of 1999. The provision for possible loan losses increased 19.5% from the comparative period. The Company's net interest margin decreased to 3.13% for the nine months ended September 30, 2000, compared to 3.50% for the same period in 1999. The Company's return on average assets and return on average equity were
 .95% and 15.59%, respectively, for the nine months ended September 30, 2000, compared to 1.01% and 13.93%, respectively, for the nine months ended September 30, 1999.

         Interest Income. Total interest income increased 24.0% to $80.8 million for the nine months ended September 30, 2000, compared to $65.2 million for the comparable period in 1999. This increase resulted from a $184.0 million increase in average earning assets for the nine months ended September 30, 2000 compared to 1999, and a 48 basis point increase in the average yield on interest-earning assets. Milton contributed $5.0 million of interest income and $74.7 million in average earning assets to the year to date 2000 results. Excluding Milton's contribution of $65.6 million, the average balance of loans increased $94.1 million, or 11.7%. The increase in loan balances was a result of the Company's emphasis on loan growth to increase overall yields on earning assets.

         The weighted average yield on interest-earning assets increased to 8.29% during the nine months ended September 30, 2000, compared to 7.81% during the comparable period in 1999. The Company's yield on average loans increased from 8.24% during the nine months ended September 30, 1999 to 8.55% during the nine months ended September 30, 2000. The increase in yield has resulted primarily from increases in market interest rates. Yields on the investment portfolio increased from 6.77% during 1999 to 7.60% during 2000, also due primarily to increases in market interest rates.

         Interest Expense. Total interest expense increased 39.3% to $50.7 million for the nine months ended September 30, 2000, compared to $36.4 million for the nine months ended September 30, 1999. Interest expense increased due to a higher cost of funds and a higher balance of interest-bearing liabilities during the first nine months of 2000, as compared to the same period in 1999. The average balance of interest-bearing deposit accounts increased $101.9 million, or 14.0%, during the nine months ended September 30, 2000 compared to 1999 while the average balance of borrowings increased 31.7%, from $312.9 million to $412.2 million. Milton contributed $3.3 million of interest expense and $75.4 million of average interest-bearing liabilities to the year to date 2000 results.

              The Company's cost of funds increased to 5.45% for the nine months ended September 30, 2000 compared to 4.67% for the same period of 1999, primarily due to increases in market interest rates which have resulted in higher rates being paid on short-term repricing borrowings as well as renewals of maturing certificates of deposits.

         Provision for Possible Loan Losses. The provision for possible loan losses was $1.4 million for the nine months ended September 30, 2000, compared to $1.1 million for the nine months ended September 30, 1999 and was considered sufficient to maintain the Company's allowance for possible loan losses at an adequate level. The increased provision in 2000 resulted primarily from increases in, as well as a change in the mix of, the loan portfolio.

         Non-Interest Income. Total non-interest income increased $2.0 million, or 26.7%, to $9.6 million for the nine months ended September 30, 2000 from $7.6 million for the nine months ended September 30, 1999.

         Customer service fees, representing service charges on deposits and fees from other banking services, increased 5.1% for the nine months ended September 30, 2000 to $1.7 million. Milton contributed $85,000 of such income to the year to date 2000 results. Trust income increased 11.2% to $2.0 million in 2000, from $1.8 million in 1999. Growth in trust and custodian fees resulted primarily from the expansion of the customer base, higher asset values, and increased sales of retail investment products. Financial planning fee income increased $719,000 to approximately $1.2 million due to the results in 2000 including nine months of activity compared to six months in 1999. Also, higher levels of fee income on new investment activity and increases in assets under management contributed to the improved results in 2000. The $854,000 increase in other income to $2.6 million in 2000 compared to $1.7 million in 1999 resulted primarily from higher levels of electronic banking fee income, SBA net servicing fee income and increased earnings from bank-owned life insurance.

         Gains on sales of loans increased from $1.7 million for the nine months ended September 30, 1999 to $1.9 million for the comparable period in 2000. During the nine months ended September 30, 2000, the Company sold approximately $21.7 million of the guaranteed portion of its SBA and other government guaranteed loan originations in the secondary market compared to $16.6 million during the first nine months of 1999, realizing gains of $1.5 million in 2000, compared to gains of $1.1 million in 1999. In addition, the Company sold $13.7 million of residential real estate loans realizing gains of $374,000 in the first nine months of 2000, compared to $610,000 of gains on sales of loans totaling $36.4 million in 1999.

         Non-Interest Expense. Total non-interest expenses increased $1.6 million, or 7.3%, during the first nine months of 2000 compared to the same period in 1999. Excluding expenses totaling $736,000 added by Milton, total non-interest expense increased 3.9%. For the nine months ended September 30, 2000, the Company's efficiency ratio was 55.5%, compared to 56.8% for the nine months ended September 30, 1999.

         Salary and employee benefits expense increased $832,000, or 6.8% primarily as a result of staff additions associated with increased loan production and other fee income generating activities. Milton contributed $301,000 to the increase reflected in the year to date 2000 results. Salaries and employee benefits accounted for 55.8% of total non-interest expense for the nine months ended September 30, 2000 compared to 56.1% in 1999. The average full-time equivalent staff was 391 in 2000 compared to 385 in 1999.

         Net occupancy expense increased 26.3%, or $323,000 for the first nine months of 2000 compared to the first nine months of 1999. This increase resulted primarily from rent associated with the Company's training and technology facility that opened in November 1999, as well as from expenses associated with the New Albany branch that opened in May 1999. Also, Milton added $75,000 of expense to the year to date 2000 results.

                 Furniture, fixtures and equipment expense increased $71,000, or 10.3% for the nine months ended September 30, 2000 compared to the same period in 1999. The increase in furniture and equipment expense was due principally to higher depreciation and repairs and maintenance costs. Also, Milton added $21,000 of expense to the year to date 2000 results.

         Data processing expense totaled $1.0 million for the nine months ended September 30, 2000, compared to $906,000 in 1999. Higher costs in 2000 have resulted primarily from higher depreciation and amortization of equipment and software enhancements due to technological advancements.

         Taxes other than income taxes decreased $42,000, or 6.1%, for the first nine months in 2000 compared to the same period in 1999. This decrease resulted primarily from lower tax rates.

         Federal deposit insurance expense decreased $60,000 to $147,000 in 2000 from $207,000 in 1999, reflecting lower premium rates in effect in 2000, offset in part by $21,000 of expense added by Milton.

         Amortization of goodwill and other intangible assets approximated $1.3 million for the nine months ended September 30, 2000 compared to $1.1 million in 1999. This increase was primarily due to $228,000 of amortization related to goodwill resulting from the Milton acquisition.

         Other non-interest expenses increased to $5.0 million during the nine months ended September 30, 2000 from $4.9 million during the same period in 1999. Excluding $82,000 of expenses added by Milton, other non-interest expenses increased $66,000, or 1.4%, due primarily to higher levels of advertising and marketing expenses.

         Provision for Income Taxes. The Company's provision for Federal income taxes was $4.7 million, or 31.8% of pretax income, for the nine months ended September 30, 2000 compared to $4.2 million, or 31.4% of pretax income, for the nine months ended September 30, 1999. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans, earnings on bank-owned life insurance, and the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense.

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

         Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as "other real estate owned" until such time as it is sold or otherwise disposed of. The Company owned $349,000 of such property at September 30, 2000 and $476,000 at September 30, 1999.

         Non-performing loans totaled $8.0 million, or 0.75% of total loans, at September 30, 2000, compared to $3.6 million, or .44% of total loans, at September 30, 1999. Non-performing assets totaled $8.4 million, or a .53% of total assets at September 30, 2000, compared to $4.1 million, or a .33% of total assets at September 30, 1999. The increase in non-performing loans from September 30, 1999 resulted equally from increases in non-performing single-family residential mortgage loans and commercial loans. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the tables below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms. The following is an analysis of the composition of non-performing assets and restructured loans:

                                                                 SEPTEMBER 30,
                                                           2000                 1999
                                                     -----------------    -----------------
                                                            (DOLLARS IN THOUSANDS)

Non-accrual loans                                           $   4,107            $   2,368
Accruing loans 90 days or more past due                         3,931                1,280
                                                     -----------------    -----------------
Total non-performing loans                                      8,038                3,648
Other real estate owned                                           349                  476
                                                     -----------------    -----------------
Total non-performing assets                                 $   8,387            $   4,124
                                                     =================    =================
Restructured loans                                          $   2,952            $   2,986
                                                     =================    =================

Non-performing loans to total loans                              0.75%                0.44%
Non-performing assets to total assets                            0.53%                0.33%
Non-performing loans plus restructured
  loans to total loans                                           1.03%                0.80%

         Restructured loans consist of one loan that was restructured in May 1999 and has been performing in accordance with its restructured terms since such time.

         The aggregate amounts of the Company's classified assets as of September 30, 2000 and 1999 were as follows:

                                        SEPTEMBER 30,
                                    2000              1999
                                    ----              ----
Substandard                         $ 15,192           $ 8,093
Doubtful                                 279                20
                                -------------     -------------
Total                               $ 15,471           $ 8,113
                                =============     =============

         The increase in classified assets was attributable primarily to an increase in the classification of residential real estate mortgage loans past due greater than 90 days from $843,000 at September 30, 1999 to $5.3 million at September 30, 2000.

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

                                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                                                    2000              1999               2000             1999
                                                               ---------------   ---------------    ---------------   --------------
                                                                                     (DOLLARS IN THOUSANDS)

  Balance at beginning of period                                 $    9,908          $  6,873           $  7,431         $  6,643
  Provision charged to expense                                          450               405              1,350            1,130
  Loans charged-off                                                   (248)             (384)              (736)          (1,168)
  Recoveries of loans previously charged off                             87               264                379              553
  Acquired allowance for loan losses                                     --                --              1,773               --
                                                               ---------------   ---------------    ---------------   --------------
  Balance at end of period                                       $   10,197          $  7,158           $ 10,197         $  7,158
                                                               ===============   ===============    ===============   ==============

  Loans outstanding at end of period                             $1,067,971          $830,238                N/A              N/A
  Average loans outstanding                                      $1,094,973          $817,724           $960,527         $800,817
  Allowance as a percentage of loans outstanding                       0.95%             0.86%               N/A              N/A
  Net charge-offs to average loans (annualized)                        0.06%             0.06%              0.05%            0.10%
  Allowance for possible loan losses to non-performing loans          126.9%            196.2%               N/A              N/A
  Allowance for possible loan losses to non-performing loans
    plus restructured loans                                            92.8%            107.9%               N/A              N/A


         The allowance for possible loan losses totaled $10.2 million at September 30, 2000, representing .95% of total loans, compared to $7.2 million at September 30, 1999, or .86% of total loans. Charge-offs represent the amount of loans actually removed as earning assets from the balance sheet due to uncollectibility. Amounts recovered on previously charged-off assets are netted against charge-offs, resulting in net charge-offs for the period. Net loan charge-offs for the three months and nine months ended September 30, 2000 were $161,000 and $357,000, respectively, compared to net charge-offs of $120,000 and $615,000, respectively, for the same periods in 1999. Charge-offs have been made in accordance with the Company's standard policy and have occurred primarily in the commercial and consumer loan portfolios.

         The allowance for possible loan losses as a percentage of non-performing loans ("coverage ratio") was 126.9% at September 30, 2000, compared to 196.2% at September 30, 1999. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the adequacy of the allowance by management. Total non-performing loans as a percentage of total loans remained a relatively low .75% of total loans at September 30, 2000.

COMPARISON OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999 FINANCIAL CONDITION

         Total assets were $1.57 billion at September 30, 2000, compared to $1.27 billion at December 31, 1999, an increase of $293.5 million, or 23.0%. Total assets added from the Milton acquisition approximated $259.4 million.

         Total investment securities increased by $57.4 million to $388.6 million at September 30, 2000 compared to December 31, 1999. This increase was attributed primarily to the securitization of approximately $71.3 million of single-family residential mortgage loans and $47.1 million of securities added by the Milton acquisition, offset in part by the sale of $70.9 million of securities (previously discussed). The Company's general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its investment securities as available-for-sale. At September 30, 2000, 95.8% of the total investment portfolio was classified as available-for-sale, while those securities that the Company intends to hold to maturity represented the remaining 4.2%. This compares to 93.7% and 6.3% classified as available-for-sale and held to maturity, respectively, at December 31, 1999.

         Total loans increased $218.2 million to $1.07 billion at September 30, 2000 compared to December 31, 1999. At September 30, 2000, commercial and commercial real estate loans totaled $473.6 million, residential real estate loans totaled $467.7 million and consumer loans totaled $126.7 million. Excluding $192.2 million of loans added by the Milton acquisition, less $71.3 million of securitized loans, discussed previously, total loans have increased $97.3 million. Management continues to emphasize increasing earning assets and earning asset yields.

         Premises and equipment increased from $14.8 million at December 31, 1999 to $18.5 million at September 30, 2000. This increase has resulted primarily from $3.5 million of fixed assets added by the Milton acquisition.

         Other assets increased from $32.6 million at December 31, 1999 to $39.8 million at September 30, 2000 primarily as a result of the Milton acquisition that contributed $6.2 million to the September 30, 2000 total.

         Total deposits increased $299.6 million to $1.10 billion at September 30, 2000 from $799.2 million at December 31, 1999, with $162.8 million of this increase attributable to the Milton acquisition. The Company continues to emphasize growth in its existing retail deposit base, provided incremental deposit growth is cost effective compared to alternative funding sources. Excluding deposits added by Milton, total deposits have increased $136.8 million since year-end 1999, with $100.1 million of this increase attributable to retail and other deposits and $36.7 million attributable to brokered deposits. Total interest-bearing deposits accounted for 93.3% of total deposits at September 30, 2000, compared to 91.9% at December 31, 1999.

           Total borrowings, including federal funds purchased, decreased $28.7 million to $356.8 million at September 30, 2000, compared to $385.5 million at December 31, 1999. This decrease resulted primarily from the use of funding provided by increases in deposits to reduce short-term borrowings.

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

         The Company's principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB as well as other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. The investment portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $372.3 million were classified as available-for-sale as of September 30, 2000, representing 95.8% of the total investment portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity.

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

         On June 20, 2000, the Company completed the acquisition of Milton Federal Financial Corporation. In connection with the acquisition, the Company issued 918,885 common shares having a total value of approximately $14.2 million and paid cash of $14.1 million to the Milton shareholders. The acquisition is being accounted for as a purchase. Accordingly, Milton's results of operations have been included from the date of acquisition. Total assets added from this acquisition approximated $259.4 million.

         The Company obtained a $15 million term loan with a financial institution in order to partially fund the acquisition of County Savings Bank in August 1996. This loan, which was amended September 29, 2000, has an outstanding balance of $8.0 million at September 30, 2000. Under the terms of the amended loan agreement, the Company is required to make quarterly interest payments and annual principal payments, based on a seven-year amortization, which commences in September 2001. The unpaid loan balance is due in full September 30, 2007. The loan agreement also contains certain financial covenants, all of which the Company was in compliance with at September 30, 2000. Also, the Company has pledged 67% of the stock of the First National Bank of Zanesville as security for the loan.

         On October 18, 1999, the Company completed an offering of $20.0 million aggregate liquidation amount of 9.875% Capital Securities, Series A, due 2029. These securities represent preferred beneficial interests in BFOH Capital Trust 1, a special purpose trust formed for the purpose of the offering. The proceeds from the offering were used by the Trust to purchase Junior Subordinated Deferrable Interest Debentures ("Debentures") from the Company. Under Federal Reserve Board regulations, these Capital Securities may represent up to 25% of a bank holding company's Tier 1 capital. The holders of the Capital Securities are entitled to receive cumulative cash distributions at the annual rate of 9.875% of the liquidation amount. Distributions are payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2000. The Company has fully and unconditionally guaranteed the payment of the Capital Securities, and payment of distributions on the Capital Securities. The Trust is required to redeem the Capital Securities on or, in certain circumstances, prior to October 15, 2029. There are no significant covenants or limitations with respect to the business of the Company that is contained in the instruments that govern the Capital Securities and Debentures.

         Considering the Company's capital adequacy, profitability, available liquidity sources and funding sources, the Company's liquidity is considered by management to be adequate to meet current and projected needs.

         Shareholders' equity at September 30, 2000 was $99.2 million, compared to prior year-end shareholders' equity of $80.1 million, an increase of $19.1 million. This increase resulted primarily from the issuance of common shares in connection with the Milton acquisition, discussed above.

         Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At September 30, 2000, the Company had a total risk-based capital ratio of 10.9%, of which 10.0% consisted of Tier 1 capital. The leverage ratio for the Company at September 30, 2000, was 6.7%.

         Cash dividends paid to shareholders of the Company totaled $3.4 million, or $0.41 per share, during the first nine months of 2000. This compares to dividends of $3.3 million, or $0.40 per share, for the same period in 1999. Cash dividends paid as a percentage of net income amounted to 34.0% and 36.2% for the nine months ended September 30, 2000 and 1999, respectively.

CONTINGENCIES AND UNCERTAINTIES - YEAR 2000

         During the periods leading up to January 1, 2000, the Company addressed the potential problems associated with the possibility that the computers that control or operate the Company's information technology system and infrastructure may not have been programmed to read four digit date codes and, upon arrival of the year 2000, may have recognized the two-digit code "00" as the year 1900, causing systems to fail to function or generate erroneous data. The Company experienced no significant problems related to its information technology systems upon arrival of the Year 2000, nor was there any interruption in service to its customers of any kind. The Company could incur losses if Year 2000 issues adversely affect its depositors or borrowers or impairing the payroll systems of large employers in the Company's primary market areas. Because the Company's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, the Company does not expect, and to date has not realized, any significant prolonged difficulties that will affect net earnings or cash flow.

                                     ITEM 3:

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Management's Discussion and Analysis - Interest Rate Risk Management" in the Company's Form 10-K for the year ended December 31, 1999. The following summarizes the Company's simulations of net interest income and net present value (NPV) as of June 30, 2000, the most recent period for which this information is available:

                                             PROJECTED             CHANGE               % CHANGE
      CHANGE IN INTEREST RATES                 AMOUNT             FROM BASE             FROM BASE
-------------------------------------    -----------------    -----------------    -----------------

Net interest income:
     200 basis point increase                  $   42,008           $  (1,005)               (2.34)%
     Base scenario-no change                       43,013                 N/A                  N/A
     200 basis point decrease                      44,615               1,602                 3.72

NPV:
     200 basis point increase                  $   67,089             (26,815)              (28.56)%
     Base scenario                                 93,904                 N/A                  N/A
     200 basis point decrease                      92,914                (990)               (1.05)

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

                                    BancFirst Ohio Corp.
                                    (Registrant)

Date:    November 13, 2000          (SIGNED) /S/ GARY N. FIELDS
                                    --------------------------------------------
                                    Gary N. Fields
                                    President and
                                    Chief Executive Officer

Date:    November 13, 2000          (SIGNED) /S/ KIM M. TAYLOR
                                    --------------------------------------------
                                    Kim M. Taylor
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)