Form 10-K
period 2000-12-31
BANCFIRST OHIO CORP
filed 2001-03-12
CIK 868572

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended                  Commission file number
             December 31, 2000                             0-18840
             -----------------                             -------

                              BancFirst Ohio Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           Ohio                                                          31-1294136
--------------------------------------------------------                 -------------------------------------------
     (State or other jurisdiction of incorporation or                       (I.R.S. employer identification No.)
                      organization)

                     422 Main Street
                     Zanesville, Ohio                                                      43701
-----------------------------------------------------------              -------------------------------------------
         (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number, including area code (740) 452-8444.


Securities registered pursuant to section 12 (b) of the Act:

                                                                                   Name of each exchange
            Title of each class                                                     on which registered
---------------------------------------------                            -------------------------------------------
                    None                                                                    None
---------------------------------------------                            -------------------------------------------


Securities registered pursuant to Section 12 (g) of the Act:


                   Title of each class
-----------------------------------------------------------

                Common Stock, no par value
-----------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. _X_ Yes   ___ No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Exhibit Index Appears on Page 64

         As of March 1, 2001, the approximate aggregate market value of the voting stock beneficially owned by non-affiliates of the registrant was $124,594,000 computed on the basis of $17.69 per share, the closing sales price on the NASDAQ Stock Market on March 1, 2001. On that date, 8,795,452 shares of Common Stock, no par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, pursuant to Regulation 14A, are incorporated by reference into Items 10, 11, 12 and 13 of
Part III of this annual report.

                                TABLE OF CONTENTS

PART I                                                                                                          Page(s)
------
Item 1 -      Business.............................................................................................   4
Item 2 -      Properties...........................................................................................  14
Item 3 -      Legal Proceedings....................................................................................  15
Item 4 -      Submission of Matters to a Vote of
                 Security Holders..................................................................................  15

PART II
-------

Item 5 -      Market for Registrant's Common Equity and
                 Related Stockholder Matters.......................................................................  16
Item 6 -      Selected Financial Data..............................................................................  17
Item 7 -      Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations........................................................................................  18
Item 8 -      Financial Statements and Supplementary Data..........................................................  34
Item 9 -      Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure............................................................  61

PART III
--------

Item 10 -     Directors and Executive Officers of the
                 Registrant........................................................................................  61
Item 11 -     Executive Compensation...............................................................................  61
Item 12 -     Security Ownership of Certain Beneficial
                 Owners and Management.............................................................................  61
Item 13 -     Certain Relationships and Related
                 Transactions......................................................................................  61

PART IV
-------

Item 14 -     Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K...........................................................................  62

Signatures.........................................................................................................  63

ITEM 1:  BUSINESS

GENERAL

         BancFirst Ohio Corp. ("Company") is a financial services holding company organized under the laws of the State of Ohio and is headquartered in Zanesville, Ohio, the county seat of Muskingum County. It conducts a full-service commercial and retail banking business through its wholly-owned subsidiary, The First National Bank of Zanesville ("FNB"). The Company also owns 100% of the outstanding common shares of BFOH Capital Trust I, a special purpose trust that was formed in October 1999 for the purpose of issuing capital securities, and 90% of Bankers Title Services, Inc. which was formed in July 2000 for the purpose of selling title insurance. FNB owns a full service financial planning company that conducts business under the name Chornyak & Associates, Inc. ("Chornyak") which was acquired in April 1999.

BANK SUBSIDIARY

         FNB operates 27 full-service banking facilities which serve Muskingum, Licking, Franklin, Greene, Miami and Montgomery Counties, Ohio. FNB operates as First National Bank in Muskingum County, and as Bank First National in its other markets. Its primary market extends along Interstate 70 in central Ohio and includes the markets of Zanesville, Newark, Columbus, and Dayton. The Company primarily focuses on providing personalized, high quality and comprehensive banking services in order to develop and maintain long-term relationships with customers. FNB offers a wide range of banking services, including:

         -        commercial and commercial real estate loans;

         -        Small Business Administration loans;

         -        residential real estate loans;

         -        consumer loans;

         -        personal and business checking accounts;

         -        savings accounts;

         -        demand and time deposits;

         -        safe deposit services; and

         -        private banking

INVESTMENT AND FUNDS MANAGEMENT SUBSIDIARIES

         Investment and funds management services are provided through two wholly-owned subsidiaries of FNB, Chornyak and First Financial Services Group, N.A. ("FFSG"). Services provided by these entities include trust, financial planning and retail sales of investment products.

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

         The Company believes that it has been successful in implementing its strategy. In 1992, FNB acquired a $30.6 million branch of a savings and loan association in Dresden, Ohio. Later in 1992, FNB opened the first of four small business lending centers to serve small businesses and specialize in loans guaranteed by the U.S. Department of Commerce, Small Business Administration ("SBA"). During 1997, 1998, 1999, and 2000, FNB was the largest originator of SBA 7(a) loans in Ohio. FNB has also been awarded the designation of Preferred Lender by the SBA. Currently, FNB has small business lending centers located in Cleveland, Columbus, Cincinnati and Dayton, Ohio, Indianapolis, Indiana, Louisville, Kentucky and Detroit, Michigan.

         The 1995 acquisition of Bellbrook Community Bank ("Bellbrook") provided access to the Dayton metropolitan market. In August 1996, the Company acquired County Savings Bank ("County") which had total assets of approximately $554 million. In October 1998, FNB opened a new branch location in Washington Township, Ohio, located in the Dayton metropolitan market. In April 1999, the Company acquired Chornyak, a full service financial planning company. An additional branch location was opened in May 1999 in New Albany, Ohio, a rapidly growing suburb of Columbus, Ohio. In June 2000, the Company acquired Milton Federal Financial Corporation ("Milton") which added four branches in the Dayton metropolitan market. As a result of this growth strategy, the Company's assets have increased by more than $1.2 billion since December 31, 1991.

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

RISK FACTORS

THE COMPANY MAY NOT BE ABLE TO SUCCESSFULLY MANAGE ITS GROWTH.

         The Company's general strategy for growth has been to acquire banks and related businesses that it believes are compatible with its business. The Company completed the acquisition of County in 1996. At that time, County had total assets approximately equal to the Company's total assets. Following this acquisition, the Company worked to integrate County's operations and personnel with FNB. Because the Company did not have systems and infrastructure in place at the time of the acquisition to accommodate the resulting doubling of its size, a greater amount of time than initially anticipated was spent developing systems to accommodate the growth that resulted from this acquisition. At present, the Company believes its infrastructure is now in place to accommodate additional growth from acquisitions, as it did with the Milton acquisition. To the extent that the Company continues to grow, it cannot assure you that it will be able to adequately and efficiently manage such growth. Moreover, it may not be able to obtain regulatory approval for any acquisition it may want to make. Acquiring other banks and businesses will involve risks, including:

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

CHANGING ECONOMIC CONDITIONS AND GEOGRAPHIC CONCENTRATION IN ONE MARKET MAY UNFAVORABLY IMPACT THE COMPANY

         The operations of the Company are concentrated in the State of Ohio. As a result of this geographic concentration, the Company's results depend largely upon economic conditions in this area. A deterioration in economic conditions in this market could:

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

THE COMPANY MAY BE UNABLE TO MANAGE INTEREST RATE RISKS, WHICH COULD REDUCE ITS NET INTEREST INCOME.

         The Company's results of operations are affected principally by net interest income, which is the difference between interest earned on loans and investments and interest expense paid on deposits and other borrowings. The Company cannot predict or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, affect interest income and interest expense. During 2000 and the first two months of 2001, interest rates have been very volatile. The Company expects such volatility to continue. The Company takes measures intended to manage the risks from changes in market interest rates. However, changes in interest rates can still have a material adverse effect on the Company's profitability.

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

         Although the Company pursues an asset-liability management strategy designed to control its risk from changes in market interest rates, changes in interest rates can still have a material adverse effect on its profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Interest Rate Risk Management."

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

         The enactment of the Graham-Leach-Bliley Act of 1999 (the "GLB Act") represented a pivotal point in the history of the financial services industry. The GLB Act swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which has as its umbrella regulator the FRB. Functional regulation of the financial holding company's separately regulated subsidiaries is conducted by their primary functional regulator. The GLB Act requires "satisfactory" or higher Community Reinvestment Act compliance for insured depository institutions and their financial holding companies in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. The Company and its subsidiaries are also subject to certain state laws that deal with the use and distribution of non-public personal information.

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

         Under the risk-based capital standard, the minimum consolidated ratio or total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) required by the FRB for bank holding companies, such as the Company, is currently 8%. At least one-half of the total capital must be composed of common equity, retained earnings, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain items such as goodwill and certain other intangible assets ("Tier 1 capital"). The remainder may consist of qualifying hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier 1 capital and a limited amount of loan and lease loss reserves ("Tier 2 capital"). As of December 31, 2000, the Company's Tier 1 and total capital to risk-adjusted assets ratios were 10.1% and 11.1%, respectively.

         In addition to the risk-based standard, the Company is subject to minimum leverage ratio guidelines. The leverage ratio is defined to be the ratio of a bank holding company's Tier 1 capital to its total consolidated quarterly average assets less goodwill and certain other intangible assets (the "Leverage Ratio"). These guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies that have the highest supervisory rating. All other bank holding companies must maintain a minimum Leverage Ratio of at least 4% to 5%. Neither the Company nor FNB has been advised by the appropriate federal banking regulator of any specific Leverage Ratio applicable to it. As of December 31, 2000, the Company's Leverage Ratio was 6.9%.

         The OCC has established capital requirements for banks under its jurisdiction that are substantially similar to those imposed by the FRB on bank holding companies. As of December 31, 2000, FNB had capital in excess of such minimum regulatory capital requirements.

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

         The federal financial institution regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the total capital ratio, Tier 1 capital ratio and the Leverage Ratio. Under the regulations, a national bank will be: (i) "well capitalized" if it has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a Leverage Ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater and a Leverage Ratio of 4% or greater (3% in certain circumstances) and is not "well capitalized,"
(iii) "undercapitalized" if it has a total capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% or a Leverage Ratio of less than 4% (3% in certain circumstances); (iv) "significantly undercapitalized" if it has a total capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a Leverage Ratio of less than 3%; and (v) "critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets. In addition, a depository institution's primary federal regulatory agency is authorized to downgrade the depository institution's capital category to the next lower category upon a determination that the depository institution is an unsafe or unsound condition or is engaged in an unsafe or unsound practice. An unsafe or unsound practice can include receipt by the institution of a less than satisfactory rating on its most recent examination with respect to its asset quality, management, earnings, or liquidity. As of December 31, 2000, FNB had capital levels that met "well capitalized" standards under such regulations.

         The banking agencies are permitted to establish, on an institution-by-institution basis, individualized minimum capital requirements exceeding the general requirements described above. Failure to meet the capital guidelines described above could subject an insured bank to a variety of sanctions, including asset growth restrictions and termination of deposit insurance by the FDIC.

         The FDI Act generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be "undercapitalized." Undercapitalized depository institutions are subject to limitations on, among other things, asset growth; acquisition; branching; new business lines; acceptance of brokered deposits; and borrowings from the Federal Reserve System and are required to submit a capital restoration plan. The federal bank regulatory agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lessor of (i) an amount equal to 5% of the depository institution's total assets at the time it became undercapitalized, and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.

LENDING PRACTICES

         Loan Portfolio Composition. In accordance with its lending policies, the Company strives to maintain a diversified loan portfolio. The following table sets forth in dollar amounts the composition of the Company's loan portfolio for the past five years:


                                                                                 DECEMBER 31,
                                         -------------------------------------------------------------------------------------------
                                               2000               1999               1998               1997               1996
                                         ---------------    ---------------    ---------------    ---------------    ---------------
                                                                               (IN THOUSANDS)
Residential mortgage                       $   465,745        $   327,294        $   353,635        $   363,333        $   337,911
Construction mortgage                            5,112              9,484             10,203              9,215              7,716
Commercial, financial and industrial           487,541            411,489            323,544            302,098            299,630
Consumer                                       131,253            101,500             89,681             86,381             76,598
                                           -----------        -----------        -----------        -----------        -----------
         Total loans                         1,089,651            849,767            777,063            761,027            721,855
Allowance for possible loan losses             (10,150)            (7,431)            (6,643)            (6,617)            (6,599)
                                           -----------        -----------        -----------        -----------        -----------
Net loans                                  $ 1,079,501        $   842,336        $   770,420        $   754,410        $   715,256
                                           ===========        ===========        ===========        ===========        ===========

         The Company's loan portfolio totaled $1.08 billion at December 31, 2000, representing 69.2% of total assets. At December 31, 1999, 1998, 1997 and 1996, the Company's loan portfolio represented 66.1%, 65.2%, 69.8% and 67.7% of total assets, respectively.

         Residential mortgage. At December 31, 2000, residential mortgages outstanding represented 42.7% of total loans. The Company originates loans secured by first lien mortgages on single-family residences located mainly in its market areas. The Company originates adjustable and fixed-rate products with a maturity of up to 30 years, although these loans may be repaid over a shorter period due to prepayments and other factors. These loans generally have a maximum loan to value ratio of 80%, although this ratio could go to 100% under certain circumstances. The Company primarily retains adjustable-rate loans, and the associated servicing, in its portfolio.

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

         Construction mortgage. At December 31, 2000, construction mortgages outstanding represented .5% of total loans. The Company originates loans to construct commercial real estate properties and to construct single-family residences. For owner occupied commercial construction properties, the maximum loan to value ratio is generally 75%. For non-owner occupied commercial construction properties, the maximum loan to value ratio is generally 70%. For residential construction properties, the guidelines for residential mortgages apply. All construction loans are secured by first lien mortgages. These construction lending activities generally are limited to the Company's primary market area.

         Commercial. At December 31, 2000, commercial loans outstanding represented 44.7% of total loans. The Company originates commercial loans for various business purposes including the acquisition and refinancing of commercial real estate. Such loans are originated for commercial purposes or secured by commercial real estate. The majority of the Company's commercial real estate loans are secured by first liens on owner-occupied properties, a majority of which is located in the Company's primary market areas. The Company's underwriting policy for commercial real estate loans generally requires that the ratio of the loan amount to the value of the collateral cannot exceed 75%. At December 31, 2000, the Company's largest commercial loan had a principal balance of $5.3 million.

         The Company is active in the SBA Section 7(a) lending program. Under this program, a portion of qualifying loans (typically 75%) is guaranteed by the SBA. The SBA guaranteed loans are adjustable-rate loans made at prime rate plus a margin. The Company also originates loans under the Farmer's Home Administration Business and Industry (Farmer's B&I) and other government guarantee programs. The Company generally sells the guaranteed portions of originated loans through these programs while retaining the rights to service these loans. At December 31, 2000, the guaranteed portion of loans that were held-for-sale totaled $2.3 million, while the unguaranteed portion of loans held by the Company in its portfolio totaled $37.1 million.

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

         Consumer. At December 31, 2000, consumer loans outstanding represented 12.1% of total loans. The Company originates consumer loans which are primarily for personal, family or household purposes, in order to offer a full range of financial services to its customers. The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Home equity loans are secured by first or second lien mortgages. Home equity loans generally have loan to value ratios of 80% to 90%, but could go as high as 100% under certain circumstances. At December 31, 2000, 42.6% of the Company's consumer loans consisted of home equity loans.

         At December 31, 2000, 47.6% of the Company's consumer loans consisted of direct and indirect loans to finance the purchase of new and used automobiles and the remainder of the consumer loans consisted of loans for various other individual purposes. The targeted loan to value ratio for loans secured by new and used automobiles is 80%. Depending on market conditions and customer credit ratings, the Company may lend up to a 100% loan to value ratio.

         Loan maturities and repricing periods of the loan portfolio at December 31, 2000 were as follows:


                                          WITHIN ONE         ONE TO FIVE          AFTER FIVE
                                             YEAR               YEARS                YEARS                 TOTAL
                                        --------------      --------------       --------------       --------------
Commercial                               $  195,690           $  225,383           $   66,468           $  487,541
Real estate mortgage                        154,433              218,886               92,426              465,745
Real estate - construction                      936                3,649                  527                5,112
Consumer                                     65,827               49,440               15,986              131,253
                                         ----------           ----------           ----------           ----------
                                         $  416,886           $  497,358           $  175,407           $1,089,651
                                         ==========           ==========           ==========           ==========
Loans due after one year with:
         Floating rates                                                                                 $  438,723
         Predetermined rates                                                                               234,042


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

         The following table sets forth certain information relating to the Company's investment securities portfolio. Yields are stated on a fully tax equivalent ("FTE") basis.

                                                               OBLIGATIONS
                                                                OF STATE
                                                OTHER U.S.         AND         MORTGAGE-     CORPORATE
                                    U.S.        GOVERNMENT      POLITICAL       BACKED      OBLIGATIONS                      YIELD
                                  TREASURY       AGENCIES     SUBDIVISIONS    SECURITIES     AND OTHER        TOTAL          (FTE)
                                  --------       --------     ------------    ----------     ---------        -----          -----
                                                                      (DOLLARS IN THOUSANDS)
DECEMBER 31, 2000
-----------------
SECURITIES
AVAILABLE-FOR-SALE:
Maturity/Repricing
Within one year                   $     --       $     --       $    142       $ 13,500       $     --       $ 13,642         7.18%
After one through five years           254             --          1,746         98,289         40,385        140,674         6.65%
After five through ten years            --             --          7,848         84,571          3,785         96,204         7.09%
After ten years                         --          1,622         14,410          8,911         41,330         66,273         7.93%
                                  --------       --------       --------       --------       --------       --------
Total carrying value              $    254       $  1,622       $ 24,146       $205,271       $ 85,500       $316,793
                                  ========       ========       ========       ========       ========       ========
Amortized cost                    $    250       $  1,566       $ 24,489       $203,156       $ 90,072       $319,533
Yield (FTE)                           6.55%          7.08%          7.63%          6.88%          7.39%          7.08%
Average maturity (in years)            1.3           10.8           15.5            4.9           15.7            5.1
SECURITIES HELD-TO-MATURITY:
Maturity/Repricing
Within one year                   $     --       $     --       $    521       $  3,594       $     --       $  4,115         7.73%
After one through five years            --             --            758          8,065            414          9,237         7.54%
After five through ten years            --             --            101             --             --            101         6.97%
                                  --------       --------       --------       --------       --------       --------
Total carrying value              $     --       $     --       $  1,380       $ 11,659       $    414       $ 13,453
                                  ========       ========       ========       ========       ========       ========
Fair value                        $     --       $     --       $  1,391       $ 11,691       $    414       $ 13,496
Yield (FTE)                             --             --           7.28%          7.52%         10.64%          7.59%
Average maturity (in years)             --             --            2.2            2.5            2.9            2.5

DECEMBER 31, 1999
-----------------
SECURITIES
AVAILABLE-FOR-SALE:
Maturity/Repricing
Within one year                   $     --       $     --       $     --       $ 14,212       $     --       $ 14,212         6.35%
After one through five years           252             --            813         96,322         12,335        109,722         6.86%
After five through ten years            --          1,408          8,046         83,562         18,212        111,228         6.69%
After ten years                         --          3,871         14,156         18,046         39,214         75,287         7.80%
                                  --------       --------       --------       --------       --------       --------
Total carrying value              $    252       $  5,279       $ 23,015       $212,142       $ 69,761       $310,449
                                  ========       ========       ========       ========       ========       ========
Amortized cost                    $    250       $  5,592       $ 25,771       $217,916       $ 73,740       $323,269
Yield (FTE)                           6.55%          7.09%          7.67%          6.73%          7.60%          7.00%
Average maturity (in years)            2.3           12.3           16.6            5.9           18.1            6.0
SECURITIES HELD-TO-MATURITY:
Maturity/Repricing
Within one year                   $     --       $     --       $    899       $    250       $     --       $  1,149         6.90%
After one through five years            --             --          3,338         13,568          1,722         18,628         7.85%
After five through ten years            --             --            549             --            460          1,009         8.96%
                                  --------       --------       --------       --------       --------       --------
Total carrying value              $     --       $     --       $  4,786       $ 13,818       $  2,182       $ 20,786
                                  ========       ========       ========       ========       ========       ========
Fair value                        $     --       $     --       $  4,839       $ 13,580       $  2,182       $ 20,601
Yield (FTE)                             --             --           7.55%          7.52%         10.64%          7.85%
Average maturity (in years)             --             --            2.9            3.4            3.2            3.3

DECEMBER 31, 1998
-----------------
SECURITIES
AVAILABLE-FOR-SALE:
Maturity/Repricing
Within one year                   $     --       $    173       $  1,264       $ 15,268       $     50       $ 16,755         6.63%
After one through five years           265             --          3,308         94,130          3,907        101,610         6.80%
After five through ten years            --          2,503          8,278         83,733         22,592        117,106         6.35%
After ten years                         --          2,162          9,496         28,657         25,311         65,626         6.95%
                                  --------       --------       --------       --------       --------       --------
Total carrying value              $    265       $  4,838       $ 22,346       $221,788       $ 51,860       $301,097
                                  ========       ========       ========       ========       ========       ========
Amortized cost                    $    251       $  4,759       $ 21,724       $222,537       $ 52,503       $301,774
Yield (FTE)                           6.55%          6.81%          7.69%          6.62%          6.32%          6.65%
Average maturity (in years)            3.3           10.7           12.1            6.1           18.2            8.7
SECURITIES HELD-TO-MATURITY:
Maturity/Repricing
Within one year                   $     --       $     --       $    396       $      2       $     --       $    398         7.27%
After one through five years            --             --          3,520         12,139          1,849         17,508         7.81%
After five through ten years            --             --          1,280          6,839            493          8,612         7.82%
                                  --------       --------       --------       --------       --------       --------
Total carrying value              $     --       $     --       $  5,196       $ 18,980       $  2,342       $ 26,518
                                  ========       ========       ========       ========       ========       ========
Fair value                        $     --       $     --       $  5,413       $ 19,054       $  2,342       $ 26,809
Yield (FTE)                             --             --           7.53%          7.53%         10.64%          7.80%
Average maturity (in years)             --             --            3.7            4.4            3.2            4.1

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

         Maturities of the Company's time certificates of deposit of $100,000 or more outstanding at December 31, 2000 are summarized as follows:

                                                 AMOUNT
                                             (IN THOUSANDS)
                                           ------------------

            3 months or less                     $ 78,199
            3 through 6 months                     64,512
            6 through 12 months                    36,930
            Over 12 months                         28,466
                                                   ------
                Total                           $ 208,107
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

EMPLOYEES

         At December 31, 2000, the Company had 439 employees, 355 of who were full-time and 84 of whom were part-time. Full-time employees receive a comprehensive range of employee benefit programs and salaries that management considers to be generally competitive with those provided by other major employers in its market areas. None of the Company's employees are represented by any union or other labor organization, and management believes that its employee relations are good. The Company has never experienced a work stoppage.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The Company does not have any banking offices located in a foreign country and has no foreign assets, liabilities, or related income and expense for the years presented.

ITEM 2:  PROPERTIES

         The Company's headquarters and FNB's main office are located in The First National Bank Building, 422 Main Street, Zanesville, Ohio. The building contains approximately 34,000 square feet and is used exclusively by the Company and FNB. The Company also owns, free and clear of any encumbrances, 20 other buildings with square footage ranging from approximately 800 to 15,000 that are used as full service banking locations. Three additional full service branch locations are located in buildings owned by the Company on land that is being purchased on a land contract or is being leased on an extended basis under favorable terms. One full service branch is located in a 15,000 square foot facility that is leased by the Company. This facility is also used by the Company for business lending, private banking, administrative and various operational activities. The Company also leases space ranging from approximately 600 square feet to 26,000 square feet in nine additional locations. This lease spaced is used primarily for business lending and operational activities. The aggregate annual rentals paid by the Company during its last fiscal year did not exceed five percent of its operating expenses. Management of the Company believes that its properties are adequately insured.

ITEM 3:  LEGAL PROCEEDINGS

         There are no material pending legal proceedings against the Company, other than ordinary litigation incidental to its business. In the opinion of management, the ultimate resolution of these proceedings will not have a material adverse effect on the financial position of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted for a vote of security holders of the Company during the fourth quarter of 2000.

                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

                    QUARTERLY MARKET AND DIVIDEND INFORMATION

                                 Per Share Data

                                    2000                                       1999
                  ------------------------------------------ ------------------------------------------
                          MARKET PRICE                               MARKET PRICE
                  ---------------------------     CASH       ---------------------------     CASH
                      HIGH          LOW         DIVIDENDS        HIGH          LOW         DIVIDENDS
                  --------------------------- -------------- --------------------------- --------------

1st Quarter           $ 21.67      $ 17.38        $  .138        $ 28.57      $ 23.57         $ .133
2nd Quarter             20.42        14.05           .138          25.95        22.03           .133
3rd Quarter             16.19        13.22           .138          24.10        20.00           .133
4th Quarter             16.25        14.29           .145          24.05        18.22           .138


QUARTERLY MARKET AND DIVIDEND INFORMATION

         On April 30, 1993, the Company's common stock commenced trading on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market System under the symbol BFOH. The high and low market prices represent high and low sales prices for the Company's common stock as furnished to the Company by the NASDAQ Stock Market. There were 2,289 and 1,138 shareholders of record of the Company's common stock at December 31, 2000 and 1999, respectively. The Company plans to continue to pay quarterly cash dividends. The ability of the Company to pay cash dividends is based upon receiving dividends from FNB, as well as existing cash balances. As discussed in
Note 18 to the consolidated financial statements, certain restrictions exist regarding the ability of FNB to pay cash dividends.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY

                                                                       AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------------
                                                       2000(5)          1999            1998            1997           1996(5)
                                                       -------          ----            ----            ----           -------
                                                                  (Dollars in Thousands Except per Share Data)
STATEMENT OF INCOME DATA:
         Interest income                             $  111,725      $   88,114      $   86,657      $   84,692      $   53,177
         Interest expense                                70,946          49,647          50,150          48,256          28,630
                                                     ----------      ----------      ----------      ----------      ----------
         Net interest income                             40,779          38,467          36,507          36,436          24,547
         Provision for possible loan losses               1,800           1,580           1,225           1,221           1,257
         Non-interest income                             13,121          10,753           9,948           7,768           6,258
         Non-interest expense                            31,617          29,651          29,827          26,677          21,235
                                                     ----------      ----------      ----------      ----------      ----------
         Income before income taxes and
           extraordinary item                            20,483          17,989          15,403          16,306           8,313
         Provision for federal income tax                 6,552           5,685           4,835           5,536           2,354
                                                     ----------      ----------      ----------      ----------      ----------
         Income before extraordinary item                13,931          12,304          10,568          10,770           5,959
         Extraordinary  item-prepayment  Charges
          on early repayment of Federal Home
          Loan Bank Advances, net of tax                     --              --             400              --              --
                                                     ----------      ----------      ----------      ----------      ----------
         Net income                                  $   13,931      $   12,304      $   10,168      $   10,770      $    5,959
                                                     ==========      ==========      ==========      ==========      ==========
PER SHARE DATA: (1)
         Income before extraordinary item:
              Basic                                  $     1.67      $     1.50      $     1.26      $     1.29      $      .85
              Diluted                                      1.66            1.50            1.26            1.29             .85
         Net income:
              Basic                                        1.67            1.50            1.22            1.29             .85
              Diluted                                      1.66            1.50            1.22            1.29             .85
         Dividends                                          .56             .54             .52             .50             .49
         Book value                                       12.20           10.05           10.56           10.21            9.32
         Tangible book value                               9.71            8.47            9.12            8.70            7.63
BALANCE SHEET DATA:
         Total assets                                $1,559,601      $1,274,206      $1,181,011      $1,081,618      $1,056,920
         Loans                                        1,089,651         849,767         777,063         761,027         721,855
         Allowance for possible loan losses              10,150           7,431           6,643           6,617           6,599
         Securities                                     330,246         331,235         327,615         271,521         284,576
         Deposits                                     1,113,555         799,176         789,622         747,047         732,689
         Borrowings                                     325,368         385,498         296,750         239,449         236,609
         Shareholders' equity                           107,142          80,108          87,535          85,333          77,894
PERFORMANCE RATIOS:
         Return on average assets                          0.96%           1.02%           0.89%           0.98%           0.85%
         Return on average equity                         15.42           14.29           11.55           13.20           10.05
         Net interest margin                               3.09            3.47            3.48            3.55            3.78
         Interest rate spread                              2.78            3.12            3.05            3.08            3.22
         Non-interest income to average assets             0.90            0.89            0.88            0.71            0.90
         Non-interest expense to average
          assets(2)                                        2.06            2.33            2.36            2.30            2.59
         Efficiency ratio(3)                              54.66           56.56           56.81           56.67           57.33
ASSET QUALITY RATIOS:
         Non-performing loans to total loans               0.91%           0.42%           0.48%           0.29%           0.35%
         Non-performing assets to total assets             0.67            0.30            0.37            0.28            0.29
         Allowance for possible loan losses to
          total loans                                      0.93            0.87            0.85            0.87            0.91
         Allowance for possible loan losses to
          non-performing loans                           102.27          208.97          178.29          298.33          257.97
         Net charge-offs to average loans                  0.09            0.10            0.16            0.16            0.19
CAPITAL RATIOS:(4)
         Shareholders' equity to total assets              6.87%           6.29%           7.41%           7.89%           7.37%
         Tier 1 capital to average total assets            6.88            7.77            6.52            6.52            6.06
         Tier 1 capital to risk-weighted assets           10.13           11.37           10.34           10.37           10.08


(1) Per share data has been restated to reflect all stock dividends and stock splits.

(2) Excludes amortization of intangibles and non-recurring charges totaling $1,629 in 1998 for merger, restructuring and branch closing costs and $2,632 in 1996 related to the special one-time Savings Association Insurance Fund assessment and restructuring costs.

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

(5) The Company's acquisition of Milton in June 2000 and County in August 1996 significantly affects the comparability of the Company's results of operations for prior years.

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

         On June 20, 2000, the Company completed the acquisition of Milton. In connection with the acquisition, the Company issued 964,829 common shares having a total value of approximately $14.2 million and paid cash of $14.1 million to the Milton shareholders. The acquisition is being accounted for as a purchase. Accordingly, Milton's results of operations have been included from the date of acquisition. Total assets added from this acquisition approximated $259.2 million.

         All per share data for the periods presented have been restated to reflect all stock dividends and stock splits.

BUSINESS LINE RESULTS

         The Company is managed along two major lines of business: the community banking group and the investment and funds management affiliates. The community banking group consists of the Company's bank subsidiary, FNB. The investment and funds management affiliates include FFSG, a trust company, and Chornyak, a full service financial planning company. Additional information regarding the Company's business lines and the financial measurement methodologies is provided in Note 23 to the consolidated financial statements.

         The Company's business line results for each of the three years ended December 31, 2000 are summarized in the following table:


                                      NET INCOME (LOSS), YEAR ENDED DECEMBER 31,
                                        2000            1999            1998
                                      --------        --------        --------
                                                   (IN THOUSANDS)
Community Banking                     $ 15,022        $ 13,334        $ 13,076
Investment and Funds Management            833             470             328
Parent and Other                        (1,924)         (1,500)         (3,236)
                                      --------        --------        --------
         Consolidated Total           $ 13,931        $ 12,304        $ 10,168
                                      ========        ========        ========


         The increase in community banking net income in 2000 was primarily due to growth in net interest income and other non- interest income, offset in part by increases in other non-interest expenses and the provision for possible loan losses. The increase in net interest income was primarily attributed to the Milton acquisition which added approximately $2.9 million to the results for 2000. The increase in non-interest expense was also primarily attributed to Milton which added $1.4 million of such expenses to the results for 2000.

         The increase in earnings from investment and funds management services in 2000 compared to 1999 primarily resulted from increased levels of financial planning fee income due to the 2000 results including twelve months of such revenues compared to nine months in 1999. Also, FFSG's results benefited from expense control measures as non-interest expenses were $127,000 lower in 2000 compared to 1999 while revenue levels were $111,000 higher.

         Parent and other includes the net funding costs of the parent company and all significant non-recurring items of income and expense. The increased loss in 2000 compared to 1999 resulted primarily from higher interest costs associated with capital securities issued by BFOH Capital Trust I in October 1999.

NET INTEREST INCOME

         Average Balances and Yields. The following tables present, for each of the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and percentage rates, and the net interest margin. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis ("FTE") by total interest-earning assets. The net interest margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. FTE income includes tax-exempt income, restated to a pre-tax equivalent amount based on the statutory federal income tax rate. All average balances are daily average balances. Non-accruing loans are included in average loan balances.

                                                                      Year Ended December 31,
                                                        2000                                         1999
                                    -----------------------------------------------------------------------------------------
                                     Average           Income/       Yield/      Average            Income/          Yield/
                                     Balance           Expense        Cost       Balance            Expense           Cost
                                     -------           -------        ----       -------            -------           ----
                                                                     (Dollars in Thousands)
Securities:
         Taxable                    $  330,190        $   24,817       7.52%    $  292,510        $   19,601          6.70%
         Non-taxable (2)                29,291             2,502       8.55         33,997             2,751          8.09
                                    ----------        ----------                ----------        ----------
         Total securities              359,481            27,319       7.60        326,507            22,352          6.85
Loans:
         Commercial                    451,755            41,358       9.15        375,834            33,944          9.03
         Real estate                   421,384            33,311       7.91        337,967            24,987          7.39
         Consumer                      117,672            10,562       8.98         96,981             7,821          8.06
                                    ----------        ----------                ----------        ----------
         Total loans(1)                990,811            85,231       8.60        810,782            66,752          8.23
Federal funds sold                       1,673               108       6.46            704                39          5.54
                                    ----------        ----------                ----------        ----------
Total earning assets(2)             $1,351,965        $  112,658       8.33%    $1,137,993        $   89,143          7.83%
                                                      ----------                                  ----------
Non interest-earning assets             98,590                                      72,084
                                    ----------                                  ----------
Total assets                        $1,450,555                                  $1,210,077
                                    ==========                                  ==========
Interest Bearing Deposits:
         Demand and savings         $  242,125        $    7,267       3.00%    $  234,288        $    5,973          2.55%
         Time deposits                 641,402            38,216       5.96        495,747            26,026          5.25
                                    ----------        ----------                ----------        ----------
         Total                         883,527            45,483       5.15        730,035            31,999          4.38
         Borrowings                    395,846            25,463       6.43        324,282            17,648          5.44
                                    ----------        ----------                ----------        ----------
Total interest-bearing
  liabilities                       $1,279,373        $   70,946       5.55%    $1,054,317        $   49,647          4.71%
                                                      ----------                                  ----------
Non interest-bearing deposits           69,090                                      62,431
                                    ----------                                  ----------
Subtotal                             1,348,463                                   1,116,748
Other liabilities                       11,763                                       7,238
                                    ----------                                  ----------
Total liabilities                    1,360,226                                   1,123,986
Shareholders' equity                    90,329                                      86,091
                                    ----------                                  ----------
Total liabilities and
  shareholders' equity              $1,450,555                                   1,210,077
                                    ==========                                  ==========
Net interest income and
  interest rate spread(3)                             $   41,712       2.78%                      $   39,496          3.12%
                                                      ==========       ====                       ==========          ====
Net interest margin(4)                                                 3.09%                                          3.47%
                                                                       ====                                           ====
Average interest-earning
  assets to average
  interest-bearing
  liabilities                            105.7%                                      107.9%


                                               Year Ended December 31,
                                                         1998
                                      ------------------------------------------
                                        Average         Income/           Yield/
                                        Balance         Expense            Cost
                                        -------         -------            ----
                                                   (Dollars in Thousands)
Securities:
         Taxable                      $  272,760       $   18,514          6.79%
         Non-taxable (2)                  27,246            2,130          7.82
                                      ----------       ----------
         Total securities                300,006           20,644          6.88
Loans:
         Commercial                      315,242           29,776          9.45
         Real estate                     362,580           28,599          7.89
         Consumer                         91,865            8,275          9.01
                                      ----------       ----------
         Total loans(1)                  769,687           66,650          8.66
Federal funds sold                         2,907              154          5.30
                                      ----------       ----------
Total earning assets(2)               $1,072,600       $   87,448          8.15%
                                                       ----------
Non interest-earning assets               63,978
                                      ----------
Total assets                          $1,136,578
                                      ==========
Interest Bearing Deposits:
         Demand and savings           $  215,358       $    6,251          2.90%
         Time deposits                   489,265           27,648          5.65
                                      ----------       ----------
         Total                           704,623           33,899          4.81
         Borrowings                      279,004           16,251          5.82
                                      ----------       ----------
Total interest-bearing
  liabilities                         $  983,627       $   50,150          5.10%
                                                       ----------
Non interest-bearing deposits             56,845
                                      ----------
Subtotal                               1,040,472
Other liabilities                          8,108
                                      ----------
Total liabilities                      1,048,580
Shareholders' equity                      87,998
                                      ----------
Total liabilities and
  shareholders' equity                $1,136,578
                                      ==========
Net interest income and
  interest rate spread(3)                              $   37,298          3.05%
                                                       ==========          ====
Net interest margin(4)                                                     3.48%
                                                                           ====
Average interest-earning
  assets to average
  interest-bearing
  liabilities                              109.0%

(1)      Non-accrual loans are included in the average loan balances.

(2) Computed on an FTE basis utilizing a 35% tax rate. The applicable adjustments were $933, $1,029 and $791 for the years ended December 31, 2000, 1999, and 1998, respectively.

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


                                                                          YEAR ENDED DECEMBER 31,
                                                          2000 VS. 1999                                1999 VS. 1998
                                                       INCREASE (DECREASE)                          INCREASE (DECREASE)
                                               ---------------------------------------------------------------------------------
(IN THOUSANDS)                                 VOLUME          RATE          TOTAL          VOLUME          RATE           TOTAL
                                               ------          ----          -----          ------          ----           -----
Interest-earning assets:
Loans:
         Commercial                           $  6,945       $    469       $  7,414       $  5,519       $ (1,351)      $  4,168
         Real estate                             6,501          1,823          8,324         (1,878)        (1,734)        (3,612)
         Consumer                                1,792            949          2,741            444           (898)          (454)
                                              --------       --------       --------       --------       --------       --------
         Total loans                            15,238          3,241         18,479          4,085         (3,983)           102
Securities:
         Taxable                                 2,683          2,531          5,214          1,326           (239)         1,087
         Non-taxable                              (396)           149           (247)           544             77            621
                                              --------       --------       --------       --------       --------       --------
         Total securities                        2,287          2,680          4,967          1,870           (162)         1,708
Fed funds sold                                      62              7             69           (122)             7           (115)
                                              --------       --------       --------       --------       --------       --------
Total interest-earning assets                   17,587          5,928         23,515          5,833         (4,138)         1,695
                                              --------       --------       --------       --------       --------       --------
Interest-bearing liabilities:
Deposits:
         Demand and savings deposits               205          1,089          1,294            521           (799)          (278)
         Time deposits                           8,354          3,836         12,190            361         (1,983)        (1,622)
                                              --------       --------       --------       --------       --------       --------
         Total interest-bearing deposits         8,559          4,925         13,484            882         (2,782)        (1,900)
Borrowings                                       4,283          3,532          7,815          2,512         (1,115)         1,397
                                              --------       --------       --------       --------       --------       --------
Total interest-bearing liabilities              12,842          8,457         21,299          3,394         (3,897)          (503)
                                              --------       --------       --------       --------       --------       --------
Net interest income                           $  4,745       $ (2,529)      $  2,216       $  2,439       $   (241)      $  2,198
                                              ========       ========       ========       ========       ========       ========




COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

         Net Income. Net income for the year ended December 31, 2000 was $13.9 million, or $1.67 per basic share and $1.66 per diluted share, compared to net income of $12.3 million, or $1.50 per basic and diluted share, for the year ended December 31, 1999. Net income for the year ended December 31, 2000 includes approximately $969,000 of earnings contributed by Milton. Net interest income increased 6.0% and non-interest income increased 22.0% in the twelve months ended December 31, 2000, as compared to the same period in 1999 while non-interest expense increased 6.6%. Excluding Milton's contribution to the 2000 results, net interest income decreased 1.5%, non-interest income increased 20.2% and non-interest expense increased 2.0% compared to 1999. The provision for possible loan losses increased 13.9% to $1.8 million in 2000 from $1.6 million in 1999. The Company's net interest margin decreased to 3.09% in 2000, compared to 3.47% in 1999. The Company's return on average assets and return on average equity were .96% and 15.42%, respectively, for the year ended December 31, 2000, compared to 1.02% and 14.29%, respectively, for the year ended December 31, 1999.

         Interest Income. Total interest income increased 26.8% to $111.7 million for the year ended December 31, 2000, compared to $88.1 million for the comparable period in 1999. This increase resulted from a $214.0 million increase in average earning assets for the year ended December 31, 2000 compared to 1999, and a 50 basis point increase in the average yield on interest-earning assets. Milton contributed $8.8 million of interest income and $102.4 million in average earning assets to the results in 2000. Excluding Milton's contribution of $80.2 million, the average balance of loans increased $99.9 million, or 12.3%. The increase in loan balances was a result of the Company's continued emphasis on loan growth to increase overall yields on earning assets.

         The weighted average yield on interest-earning assets increased to 8.33% during 2000, compared to 7.83% during 1999. The Company's yield on average loans increased from 8.23% during the year ended December 31, 1999 to 8.60% during the year ended December 31, 2000. The increase in yield resulted primarily from increases in market interest rates. Yields on the investment portfolio increased from 6.85% during 1999 to 7.60% during 2000, also due primarily to increases in market interest rates as well as portfolio restructuring activities.

         Interest Expense. Total interest expense increased 42.9% to $70.9 million for the year ended December 31, 2000, compared to $49.6 million for the year ended December 31, 1999. Interest expense increased due to a higher cost of funds and a higher balance of interest-bearing liabilities during 2000, as compared to 1999. The average balance of interest-bearing deposit accounts increased $153.5 million, or 21.0%, during the year ended December 31, 2000 compared to 1999 while the average balance of borrowings increased 22.1%, from $324.3 million to $395.8 million. Milton contributed $5.9 million of interest expense and $103.7 million of average interest-bearing liabilities to the 2000 results.

              The Company's cost of funds increased to 5.55% for the year ended December 31, 2000 compared to 4.71% for the year ended December 31, 1999, primarily due to increases in market interest rates which resulted in higher rates being paid on short-term repricing borrowings as well as renewals of maturing certificates of deposits.

         Provision for Possible Loan Losses. The provision for possible loan losses was $1.8 million for the year ended December 31, 2000, compared to $1.6 million for the year ended December 31, 1999 and was considered sufficient to maintain the Company's allowance for possible loan losses at an adequate level. The increased provision in 2000 resulted primarily from increases in the loan portfolio.

         Non-Interest Income. Total non-interest income increased $2.4 million, or 22.0%, to $13.1 million for the year ended December 31, 2000 from $10.8 million for the year ended December 31, 1999. The following table sets forth the Company's non-interest income for the periods indicated:

                                                       YEAR ENDED DECEMBER 31,
                                              2000               1999               1998
                                              ----               ----               ----
                                                            (IN THOUSANDS)
Trust and custodian fees                    $ 2,620            $ 2,508            $ 2,121
Financial planning fees                       1,468                695                 --
Customer service fees                         2,403              2,245              2,129
Investment securities gains, net                240                318                 34
Gain on sale of loans                         2,732              2,449              3,677
Other                                         3,658              2,538              1,987
                                            -------            -------            -------
         Total                              $13,121            $10,753            $ 9,948
                                            =======            =======            =======


         Trust income increased 4.5% to $2.6 million in 2000, from $2.5 million in 1999. Growth in trust and custodian fees resulted primarily from the expansion of the customer base, higher asset values, and increased sales of retail investment products.

         Financial planning fee income increased $773,000 to $1.5 million due to the results in 2000 including a full year of activity compared to nine months in 1999. Also, higher levels of fee income on new investment activity and increases in assets under management contributed to the improved results in 2000.

         Customer service fees, representing service charges on deposits and fees from other banking services, increased 7.0% for the year ended December 31, 2000 to $2.4 million. Milton contributed $161,000 of such income to the 2000 results.

               Gains on sales of loans increased from $2.4 million for the year ended December 31, 1999 to $2.7 million for the year ended December 31, 2000. During 2000, the Company sold approximately $30.1 million of the guaranteed portion of its SBA and other government guaranteed loan originations in the secondary market compared to $27.8 million during 1999, realizing gains of $2.1 million in 2000, compared to gains of $1.8 million in 1999. In addition, the Company sold $19.0 million of residential real estate loans realizing gains of $639,000 in 2000, compared to $627,000 of gains on sales of loans totaling $37.1 million in 1999.

         Other income increased $1.1 million to $3.7 million in 2000 compared to $2.5 million in 1999 primarily as a result of higher levels of electronic banking fee income which increased $137,000, SBA net servicing fee income which increased $549,000 and earnings from bank-owned life insurance which increased $397,000.

                Non-Interest Expense. Total non-interest expense increased $2.0 million, or 6.6%, during the year ended December 31, 2000 compared to the same period in 1999. Excluding expenses totaling $1.4 million added by Milton, total non-interest expense increased 2.0%. The following table sets forth the Company's non-interest expense for the periods indicated:

                                                     YEAR ENDED DECEMBER 31,
                                             2000               1999               1998
                                             ----               ----               ----
                                                          (IN THOUSANDS)
Salaries and employee benefits             $17,646            $16,791            $15,764
Net occupancy expense                        2,063              1,699              1,540
Furniture and equipment expense              1,060                922                898
Data processing expense                      1,408              1,214              1,095
Taxes other than income taxes                  781                921                850
Federal deposit insurance                      198                279                263
Amortization of intangibles                  1,775              1,411              1,376
Other                                        6,686              6,414              8,041
                                           -------            -------            -------
     Total                                 $31,617            $29,651            $29,827
                                           =======            =======            =======


         Salary and employee benefits expense increased $855,000, or 5.1% primarily as a result of expenses totaling $568,000 contributed by Milton to the results for 2000. Salaries and employee benefits accounted for 55.8% of total non-interest expense for the year ended December 31, 2000 compared to 56.6% in 1999. The average full-time equivalent staff was 394 in 2000 compared to 383 in 1999.

         Net occupancy expense increased 21.4%, or $364,000 in 2000 compared to 1999. This increase resulted primarily from rent associated with the Company's training and technology facility that opened in November 1999, as well as from a full year of expenses associated with the New Albany branch that opened in May 1999. Also, Milton added $155,000 of expense to the results for 2000.

         Furniture, fixtures and equipment expense increased $138,000, or 15.0% for the year ended December 31, 2000 compared to the same period in 1999. The increase in furniture and equipment expense was due principally to higher depreciation and repairs and maintenance costs. Also, Milton added $45,000 of expense to the results for 2000.

         Data processing expense totaled $1.4 million for the year ended December 31, 2000, compared to $1.2 million in 1999. Higher costs in 2000 resulted primarily from higher depreciation and amortization of equipment and software enhancements due to technological advancements.

         Taxes other than income taxes decreased $140,000, or 15.2%, in 2000 compared to 1999. This decrease resulted primarily from lower tax rates.

         Federal deposit insurance expense decreased $81,000 to $198,000 in 2000 from $279,000 in 1999, reflecting lower premium rates in effect in 2000, offset in part by $42,000 of expense added by Milton.

         Amortization of goodwill and other intangible assets approximated $1.8 million for the year ended December 31, 2000 compared to $1.4 million in 1999. This increase was primarily due to $399,000 of amortization related to goodwill resulting from the Milton acquisition.

         Other non-interest expenses increased $272,000 to $6.7 million during the year ended December 31, 2000 from $6.4 million during 1999. Excluding $151,000 of expenses added by Milton, other non-interest expenses increased $121,000, or 1.9%, due primarily to higher levels of advertising and marketing expenses.

         The efficiency ratio is one method used in the banking industry to assess profitability. It is defined as non-interest expense less amortization expense and non-recurring charges divided by the net revenue stream. The net revenue stream is the sum of net interest income on a FTE basis and non-interest income excluding net investment securities gains or losses and non-recurring income. The Company's efficiency ratio was 54.7% for 2000, as compared to 56.6% for 1999 and 56.8% for 1998. Controlling costs and improving productivity, as measured by the efficiency ratio, is considered by management a primary factor in enhancing performance.

         Provision for Income Taxes. The Company's provision for Federal income taxes was $6.6 million, or 32.0% of pretax income, for the year ended December 31, 2000 compared to $5.7 million, or 31.6% of pretax income, for the year ended December 31, 1999. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of state and political subdivisions and non-taxable loans, earnings on bank-owned life insurance, and the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

         Net Income. The Company's net income totaled $12.3 million for the year ended December 31, 1999, an increase of $2.1 million, or 21.0% from 1998. Basic and diluted earnings per share (hereinafter referred to as "earnings per share") in 1999 equaled $1.50, compared to $1.22 in 1998, a 23.0% increase. Income before extraordinary item also totaled $12.3 million, or $1.50 per share, in 1999 compared to $10.6 million, or $1.26 per share, in 1998. During 1998, the Company repaid various fixed rate Federal Home Loan Bank (FHLB) advances that had interest rates in excess of current market rates and incurred prepayment charges of $613,000 which were recorded, net of taxes of $213,000, as an extraordinary item. Operating results in 1998 also included the after tax effects of charges totaling $1.1 million recorded as a result of merger, restructuring and planned branch closing activities. Earnings in 1998 adjusted to exclude the effects of non-recurring charges were $11.6 million, or $1.39 per share. Net interest income and non-interest income increased 5.4% and 8.1%, respectively, in 1999 as compared to 1998 while non-interest expense, excluding non-recurring charges in 1998, increased 5.2%. The provision for possible loan losses was $1.6 million in 1999 compared to $1.2 million in 1998. The Company's net interest margin decreased to 3.47% in 1999 as compared to 3.48% in 1998. The Company's return on average assets and return on average equity were 1.02% and 14.29%, respectively, in 1999, compared to .89% and 11.55%, respectively, in 1998. Excluding the non-recurring charges noted above, the Company's return on average assets and return on average equity in 1998 were 1.02% and 13.21%, respectively.

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

         Financial planning fee income from Chornyak totaled $695,000 in 1999 with no comparable amount in 1998.

         Other income increased $551,000 to $2.5 million in 1999 compared to $2.0 million in 1998 primarily as a result of electronic banking fee income increases of $253,000 and earnings from bank-owned life insurance increases of $148,000 in 1999 compared to 1998.

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

         Provision for Income Taxes. The provision for Federal income taxes increased $850,000 to $5.7 million in 1999, for an effective tax rate of 31.6%. This compared to Federal income tax expense of $4.8 million in 1998 which represented an effective tax rate of 31.4%. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax exempt income from obligations of states and political subdivisions and non-taxable loans, earnings on bank-owned life insurance and the non-deductibility, for tax purposes, of goodwill and core deposit amortization expense.


ASSET QUALITY

         Non-Performing Assets. To maintain the level of credit risk of the loan portfolio at an appropriate level, management sets underwriting standards and internal lending limits and provides for proper diversification of the portfolio by placing constraints on the concentration of credits within the portfolio. In monitoring the level of credit risk within the loan portfolio, management utilizes a formal loan review process to monitor, review, and consider relevant factors in evaluating specific credits in determining the adequacy of the allowance for possible loan losses. FNB formally documents its evaluation of the adequacy of the allowance for possible loan losses on a quarterly basis and the evaluations are reviewed and discussed with its Board of Directors.

         Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as "other real estate owned" until such time as it is sold or otherwise disposed of. The Company owned $466,000 of such property at December 31, 2000 and $222,000 at December 31, 1999.

         Non-performing loans totaled $9.9 million, or 0.91% of total loans, at December 31, 2000, compared to $3.6 million, or 0.42% of total loans, at year-end 1999. Non-performing assets totaled $10.4 million, or 0.67% of total assets at December 31, 2000, compared to $3.8 million, or 0.30% of total assets, at December 31, 1999. The increase in non-performing loans was primarily attributed to non-performing single-family residential mortgage loans which totaled $2.3 million at December 31, 1999 compared to $6.8 million at December 31, 2000. This increase has resulted from delinquency trends in general as well as from loans added by the Milton acquisition. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the table below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms. The following is an analysis of the composition of non-performing assets:

                                                                                     DECEMBER 31,
                                                     ---------------------------------------------------------------------------
                                                       2000            1999              1998            1997             1996
                                                       ----            ----              ----            ----             ----
                                                                              (DOLLARS IN THOUSANDS)
Non-accrual loans                                    $ 3,316          $ 1,312          $ 1,294          $   832          $   991
Accruing loans 90 days or more past due                6,609            2,244            2,432            1,386            1,567
                                                     -------          -------          -------          -------          -------
Total non-performing loans                             9,925            3,556            3,726            2,218            2,558
Other real estate owned                                  466              222              607              785              539
                                                     -------          -------          -------          -------          -------
Total non-performing assets                          $10,391          $ 3,778          $ 4,333          $ 3,003          $ 3,097
                                                     =======          =======          =======          =======          =======
Restructured loans                                   $ 2,925          $ 2,986          $    --          $    --          $    --
                                                     =======          =======          =======          =======          =======
Non-performing loans to total loans                     0.91%            0.42%            0.48%            0.29%            0.35%
Non-performing assets to total assets                   0.67%            0.30%            0.37%            0.28%            0.29%
Non-performing loans plus restructured loans
 to total loans                                         1.18%            0.77%            0.48%            0.29%            0.35%


         Restructured loans consist of one loan that was restructured in May 1999. At December 31, 2000, this loan was performing in accordance with its restructured terms.

         OCC regulations require that banks classify their assets on a regular basis. Problem assets are classified as "substandard", "doubtful" or "loss". Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful assets have the same weaknesses as substandard assets, with the additional characteristics that (1) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (2) there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance of recording as an asset is not warranted. The regulations also contain a "special mention" category which consists of assets which do not expose an insured institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention.

         The aggregate amounts of the Company's classified assets as of the dates indicated were as follows:

                                                                            DECEMBER 31,
                                           -------------------------------------------------------------------------------
                                             2000              1999             1998              1997               1996
                                             ----              ----             ----              ----               ----
                                                                          (IN THOUSANDS)
Substandard                                $16,567           $ 8,277           $ 9,512           $ 5,353           $ 6,346
Doubtful                                       275                --                21               423               626
Loss                                            --                --                --               456               847
                                           -------           -------           -------           -------           -------
         Total classified assets           $16,842           $ 8,277           $ 9,533           $ 6,232           $ 7,819
                                           =======           =======           =======           =======           =======


         The largest classified loan at December 31, 2000 was the restructured loan discussed above which was classified as substandard. This loan was also included in the substandard classification at December 31, 1999, 1998, 1997 and 1996. The increase in classified assets from December 31, 1999 to December 31, 2000 resulted primarily from an increase in the classification of residential mortgage loans past due greater than 90 days, which totaled $1.3 million at December 31, 1999 compared to $6.3 million at December 31, 2000.

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

         The following table summarizes the Company's loan loss experience, and provides a breakdown of the charge-off, recovery and other activity for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                            2000               1999             1998               1997              1996
                                            ----               ----             ----               ----              ----
                                                                        (DOLLARS IN THOUSANDS)

BALANCE AT BEGINNING OF PERIOD           $    7,431          $  6,643          $  6,617          $  6,599          $  3,307
Charge-offs:
     Residential mortgage                      (107)             (179)              (87)              (32)              (12)
     Construction mortgage                       --                --                --                --                --
     Commercial                                (695)             (408)             (890)             (666)              (67)
     Consumer                                  (542)             (983)             (825)           (1,074)           (1,020)
                                         ----------          --------          --------          --------          --------
          Total charge-offs                  (1,344)           (1,570)           (1,802)           (1,772)           (1,099)
                                         ----------          --------          --------          --------          --------
Recoveries:
     Residential mortgage                        41                93                46                 8                 5
     Construction mortgage                       --                --                --                --                --
     Commercial                                 179               214               267                91                41
     Consumer                                   270               471               290               470               227
                                         ----------          --------          --------          --------          --------
          Total recoveries                      490               778               603               569               273
                                         ----------          --------          --------          --------          --------
Net charge-offs                                (854)             (792)           (1,199)           (1,203)             (826)
Provision charged to operations               1,800             1,580             1,225             1,221             1,257
Acquired allowance for possible
  loan losses                                 1,773                --                --                --             2,861
                                         ----------          --------          --------          --------          --------
Balance at end of period                 $   10,150          $  7,431          $  6,643          $  6,617          $  6,599
                                         ==========          ========          ========          ========          ========
Loans outstanding at end of
 period                                  $1,089,651          $849,767          $777,063          $761,027          $721,855
Average loans outstanding                $  990,811          $810,782          $769,687          $751,799          $445,514
Allowance as a percent of loans
  outstanding                                  0.93%             0.87%             0.85%             0.87%             0.91%
Net charge-offs to average loans               0.09%             0.10%             0.16%             0.16%             0.19%
Allowance for possible loan
  losses to non-performing loans             102.27%           208.97%           178.29%           298.33%           257.97%


         The allowance for possible loan losses totaled $10.2 million, or .93% of total loans, at December 31, 2000 compared to $7.4 million, or .87% of total loans, at December 31, 1999. Charge-offs represent the amount of loans actually removed as earning assets from the balance sheet due to uncollectibility. Amounts recovered on previously charged-off assets are netted against charge-offs, resulting in net charge-offs for the period. Net loan charge-offs for the year ended December 31, 2000 were $854,000 compared to $792,000 for the year ended December 31, 1999. Net charge-offs as a percentage of average loans in 2000 were .09% compared to .10% in 1999. Charge-offs have been made in accordance with the Company's standard policy and have occurred primarily in the commercial and consumer loan portfolios.

         The allowance for possible loan losses as a percentage of non-performing loans ("coverage ratio") was 102.3% at December 31, 2000, compared to 209.0% at the end of 1999. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the adequacy of the allowance by management. Total non-performing loans as a percentage of total loans remained a relatively low 0.91% of total loans at December 31, 2000 compared to .42% at December 31, 1999.

         The allowance for loan losses is allocated according to the amount systematically estimated as necessary to provide for the inherent losses within the various categories of loans. General allocations of the allowance are based primarily on previous charge-off experience adjusted for changes in the risk characteristics of each category. In addition, classified and non-performing loans are evaluated separately and specific reserves are allocated based on expected losses on each individual classified or non-performing loan.

         The following table sets forth the allocation of the Company's allowance for possible loan losses for each of the periods presented:

                                                                        DECEMBER 31,
                                -------------------------------------------------------------------------------------------------
(Dollars in thousands)                    2000 (1)                          1999                              1998
                                -------------------------------------------------------------------------------------------------
                                                Percent of                         Percent of                        Percent of
                                Allowance     Loans to Total      Allowance      Loans to Total      Allowance     Loans to Total
                                ---------     --------------      ---------      --------------      ---------     --------------
Residential mortgage             $ 1,988           42.7%           $ 1,646            38.5%           $   946           45.5%
Construction mortgage                 39             .5                 55             1.1                 25            1.3
Commercial                         5,864           44.7              3,440            48.4              2,947           41.6
Consumer                           2,259           12.1              2,290            12.0              2,725           11.6
                                 -------          -----            -------           -----            -------          -----
Total                            $10,150          100.0%           $ 7,431           100.0%           $ 6,643          100.0%
                                 =======          =====            =======           =====            =======          =====



                                                        DECEMBER 31,
                                ---------------------------------------------------------------
(Dollars in thousands)                    1997                              1996
                                ---------------------------------------------------------------
                                                Percent of                         Percent of
                                Allowance     Loans to Total      Allowance      Loans to Total
                                ---------     --------------      ---------      --------------
Residential mortgage             $ 1,120           47.7%           $ 1,392           46.8%
Construction mortgage                 24            1.2                 24            1.1
Commercial                         2,830           39.7              2,704           41.5
Consumer                           2,643           11.4              2,479           10.6
                                 -------          -----            -------          -----
Total                            $ 6,617          100.0%           $ 6,599          100.0%
                                 =======          =====            =======          =====


(1) The increase in the allowance for possible loan losses at December 31, 2000, compared to 1999, resulted partially from the addition of Milton's allowance at the time the Company acquired Milton.


COMPARISON OF DECEMBER 31, 2000 AND DECEMBER 31, 1999 FINANCIAL CONDITION

         Total assets increased $285.4 million, or 22.4%, to $1.56 billion at December 31, 2000, as compared to $1.27 billion at December 31, 1999. Total assets added from the Milton acquisition approximated $259.2 million. Total investment securities decreased by $989,000 to $330.2 million. The Company's general investment strategy is to manage the investment portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its investment securities as available-for-sale. At December 31, 2000, 95.9% of the total investment portfolio was classified as available-for-sale, while those securities which the Company intends to hold to maturity represented the remaining 4.1%. This compares to 93.7% and 6.3% classified as available-for-sale and held to maturity, respectively, at December 31, 1999.

         Total loans increased $239.9 million, or 28.2%, to $1.09 billion at December 31, 2000. The increase in loans was attributed to a $76.1 million increase in commercial and commercial real estate loans, a $138.5 million increase in residential real estate loans and a $29.8 million increase in consumer loans, offset by a decrease of $4.4 million in construction mortgage loans. Excluding $126.4 million of loans added by the Milton acquisition, total loans increased $113.5 million.

         Premises and equipment increased $3.6 million to $18.4 million at December 31, 2000. This increase resulted primarily from $3.5 million of fixed assets added by the Milton acquisition.

         Other assets increased from $32.6 million at December 31, 1999 to $36.4 million at December 31, 2000. This increase was attributed to the Milton acquisition which contributed $6.1 million to the year-end 2000 total.

         Deposits totaled $1.1 billion at December 31, 2000, an increase of $314.4 million over total deposits at December 31, 1999, with $162.8 million attributable to the Milton acquisition. The Company continues to emphasize growth in its existing retail deposit base provided that deposit growth is cost effective compared to alternative funding sources. Total interest-bearing deposits accounted for 93.1% of total deposits at December 31, 2000 as compared to 91.9% at December 31, 1999.

         Total borrowings, including federal funds purchased, decreased $60.1 million to $325.4 million at December 31, 2000, as compared to $385.5 million at December 31, 1999. This decrease resulted primarily from the use of funding provided by increases in deposits to reduce short-term borrowings.

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

         The Company's principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks and federal funds sold. The investment portfolio serves as an additional source of liquidity for the Company. At December 31, 2000, securities with a market value of $316.8 million were classified as available-for-sale, representing 95.9% of the total investment portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity. Cash flows from operating activities amounted to $13.8 million and $14.0 million for 2000 and 1999, respectively.

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

         The Company obtained a $15 million term loan with a financial institution in order to partially fund the 1996 acquisition of County. This loan, which was amended September 29, 2000, had an outstanding balance of $8.0 million at December 31, 2000. Under the terms of the amended loan agreement, the Company is required to make quarterly interest payments and annual principal payments of $1.0 million commencing in September 2001. The unpaid loan balance is due in full in September 2007. At December 31, 2000, the Company had pledged 67% of the stock of FNB as security for the loan. The loan agreement contains certain financial covenants which requires that (i) the Company maintain a minimum ratio of total capital to risk-weighted assets of 10%; (ii) each of the Company's banking subsidiaries, which represent greater than 10% of the Company's consolidated capital, maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, Tier 1 capital to average assets of 5.0% and total capital to risk-weighted assets of 10.0%; (iii) the Company maintain, on a consolidated basis, a minimum annualized return on average assets of not less than 0.75% ; and (iv) the Company maintain, on a consolidated basis, a ratio of non-performing loans to equity capital of less than 25.0% and a minimum ratio of allowance for possible loan losses to non-performing loans of 75.0%. At December 31, 2000, the Company was in compliance with each of these financial covenants. The loan agreement also restricts the Company's ability to sell assets, grant security interests in the stock of its banking subsidiaries, merge or consolidate, and engage in business activity unrelated to banking.

         Shareholders' equity at December 31, 2000 was $107.1 million, compared to $80.1 million at December 31, 1999, an increase of $27.0 million, or 33.7%. This increase resulted primarily from the issuance of common shares in connection with the Milton acquisition (discussed below), the retention of earnings (net of dividends paid) and a $6.6 million decrease in unrealized holding losses on available-for-sale securities, offset in part by purchases of treasury shares under a 350,000 share repurchase program authorized by the Company's Board of Directors. As of December 31, 2000, the Company has purchased 302,000 common shares toward the 350,000 share authorization.

         Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 4.0% must be maintained. At December 31, 2000, the Company had a total risk-based capital ratio of 11.1%, of which 10.1% consisted of Tier 1 capital. The leverage ratio of the Company at December 31, 2000 was 6.9%.

         Cash dividends declared to shareholders of the Company totaled $4.6 million, or $.56 per share, during 2000. This compared to dividends of $4.4 million, or $.54 per share, for 1999. Cash dividends paid as a percentage of net income amounted to 33.7% and 35.8% for the years ended December 31, 2000 and 1999, respectively.

         On June 20, 2000, the Company completed the acquisition of Milton Federal Financial Corporation. In connection with the acquisition, the company issued 964,829 common shares having a total value of approximately $14.2 million and paid cash of $14.1 million to the Milton shareholders.

         On October 18, 1999, the Company completed an offering of $20.0 million aggregate liquidation amount of 9.875% Capital Securities, Series A, due 2029. These securities represent preferred beneficial interests in BFOH Capital Trust I, a special purpose trust formed for the purpose of the offering. The proceeds from the offering were used by the Trust to purchase Junior Subordinated Deferrable Interest Debentures ("Debentures") from the Company. Under Federal Reserve Board regulations, these Capital Securities may represent up to 25% of a bank holding company's Tier 1 capital. The holders of the Capital Securities are entitled to receive cumulative cash distributions at the annual rate of 9.875% of the liquidation amount. Distributions are payable semi-annually on April 15 and October 15 of each year. The Company has fully and unconditionally guaranteed the payment of the Capital Securities, and payment of distributions on the Capital Securities. The Trust is required to redeem the Capital Securities on or, in certain circumstances, prior to October 15, 2029. There are no significant covenants or limitations with respect to the business of the Company that are contained in the instruments which govern the Capital Securities and the Debentures.

         In April 1999, the Company issued 82,000 common shares in connection with the acquisition of Chornyak, a full service financial planning company. The Company also entered into a five-year employment agreement with the sole shareholder of Chornyak. Under the terms of this agreement, the Company granted this individual an option to purchase up to 30,000 common shares, subject to a four-year vesting schedule.

         At its April 1998 meeting, the Company's Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend, payable May 19, 1998 to shareholders of record on April 28, 1998. On September 21, 2000, the Company's Board of Directors declared a 5% stock dividend payable October 31, 2000 to shareholders of record as of October 10, 2000. This stock split and dividend had no effect on the total capital of the Company.

         The Company's Board of Directors and management intend to seek continued controlled growth of the organization through selective acquisitions which fit the Company's strategic objectives of growth, diversification and market expansion and which provide the potential for enhanced shareholder value. At the present time, the Company does not have any understandings or agreements for any acquisitions or combination.

         Considering the Company's capital adequacy, profitability, available liquidity sources and funding sources, the Company's liquidity is considered by management to be adequate to meet current and projected needs.

INTEREST RATE RISK MANAGEMENT

         The Company's principal market risk exposure is interest rates. The objectives of the Company's interest rate risk management are to minimize the adverse effects of changing interest rates on the earnings of the Company while maintaining adequate liquidity and optimizing net interest margin. Interest rate risk is managed by maintaining an acceptable matching of the Company's asset and liability maturity and repricing periods, thus controlling and limiting the level of earnings volatility arising from rate movements. Modeling simulations to project the potential effect of various rate scenarios on net interest income are the primary tools utilized by management to measure and manage interest rate exposure within established policy limits. The Company's Asset/Liability Management Committee ("ALCO") monitors rate sensitive assets and liabilities and develops appropriate strategies and pricing policies. Interest rate sensitivity measures the exposure of net interest income to changes in interest rates. In its simulations, management estimates the effect on net interest income of changes in the overall level of interest rates. ALCO policy guidelines provide that a 200 basis point increase or decrease over a 12-month period should not result in more than a 12.5% negative impact on net interest income. The following table summarizes results of simulations as of December 31, 2000.

                                     Projected Net      Increase
Change in Interest Rates            Interest Income    (Decrease)    % Change
------------------------            ---------------    ----------    --------
200 basis point increase                $45,638         $  (637)      (1.4)%
No Change                                46,275              --         --
200 basis point decrease                 45,715            (559)      (1.2)

         Management also measures the Company's exposure to interest rate risk by computing estimated changes in the net present value (NPV) of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases in market interest rates. The following table presents the Company's projected change in NPV for various levels of interest rates as of December 31, 2000. All market rate sensitive instruments included in these computations are classified as either held-to-maturity or available-for-sale. The Company holds no trading securities.

                                                  Estimated          Percent
Change in Interest Rates           NPV             Change            Change
------------------------           ---             ------            ------
200 basis point increase         $ 89,898         $(21,320)          (19.2)%
100 basis point increase          102,922           (8,296)           (7.5)
Base scenario                     111,218               --              --
100 basis point decrease          112,077              859              .8
200 basis point decrease          106,902           (4,316)           (3.9)


         The preceding table indicates that at December 31, 2000, in the event of a sudden and sustained increase in prevailing market interest rates, the Company's NPV would be expected to decrease while in the event of a sudden and sustained decrease in prevailing market interest rates, the Company's NPV would be expected to increase or decrease, depending on the severity of the decrease in rates.

         Computations of forecasted effects of hypothetical interest rate changes are based on numerous assumptions. These assumptions include levels of market interest rates, loan prepayments ranging from 10% to 43% for adjustable rate loans and 8% to 40% for fixed rate loans and deposit decay rates. The computed forecasted effects should not be relied upon as indicative of actual future results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

         Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. Actual results may differ from those projections presented should market conditions vary from assumptions used in the calculations of NPV. Certain assets, such as adjustable rate loans, which represent one of the Company's primary loan products, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. In addition, the proportion of adjustable rate loans in the Company's loan portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in NPV calculations. Finally, the ability of many borrowers to repay their adjustable rate mortgage loans could decrease in the event of interest rate increases.

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

         The following table reflects the Company's gap position at December 31, 2000. Savings and interest-bearing demand deposits are essentially subject to immediate withdrawal and rate change and, accordingly, are classified in the one year or less time period. However, historical experience indicates, and it is expected, that a portion of these deposits represent long-term core deposits and, accordingly, are less than 100% rate sensitive. Mortgage-backed securities included in investments are included at the earlier of repricing or maturity. As a result of these assumptions, management believes that the gap analysis overstates the liability-sensitive nature of the Company's balance sheet.

AS OF DECEMBER 31, 2000              1 YEAR OR LESS      1 TO 3 YEARS          3 TO 5 YEARS       OVER 5 YEARS            TOTAL
                                     --------------      ------------          ------------       ------------            -----
                                                                         (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Federal funds sold                    $   30,159           $       --           $       --          $       --          $   30,159
Loans                                    498,927              319,606              228,146              42,972           1,089,651
Investment securities                    100,314               47,508               34,849             147,575             330,246
                                      ----------           ----------           ----------          ----------          ----------
Total                                    629,400              367,114              262,995             190,547           1,450,056
                                      ----------           ----------           ----------          ----------          ----------
INTEREST-BEARING LIABILITIES:
Demand, interest-bearing                 130,870                   --                   --                  --             130,870
Savings                                  116,427                   --                   --                  --             116,427
Time                                     597,120              165,412               21,793               5,100             789,425
Borrowings                               130,523               62,045               31,290             101,510             325,368
                                      ----------           ----------           ----------          ----------          ----------
Total                                    974,940              227,457               53,083             106,610           1,362,090
Off balance sheet items
- interest rate swaps                    (50,000)              20,000               15,000              15,000                  --
                                      ----------           ----------           ----------          ----------          ----------
Total gap                             $ (295,540)          $  119,657           $  194,912          $   68,937          $   87,966
                                      ==========           ==========           ==========          ==========          ==========
Cumulative gap                        $ (295,540)          $ (175,883)          $   19,029          $   87,966
                                      ==========           ==========           ==========          ==========
Cumulative gap as a
 percentage of total assets               (18.95)%             (11.27)%               1.22%               5.64%
                                      ==========           ==========           ==========          ==========


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

         At December 31, 2000 and 1999, the Company had $64.4 million and $40.6 million, respectively, of notional swap principal contracts outstanding related to asset-liability management activities. These swaps were entered into principally to manage the timing differences in repricing characteristics of various variable rate borrowings. All swap contracts require the Company to pay a fixed rate of interest in return for receiving a variable rate of interest based on the three month LIBOR. The net expense associated with interest rate swap contracts was $58,000, $500,000 and $344,000 during 2000, 1999 and 1998, respectively, and is included with interest on borrowings. The following summarizes information with respect to swap contracts outstanding at December 31, 2000:

                                       WEIGHTED-AVERAGE      WEIGHTED-AVERAGE
MATURITY         NOTIONAL AMOUNT         RECEIVE RATE            PAY RATE
--------         ---------------         ------------            --------
 2001               $14,375                    6.63%               6.36%
 2002                20,000                    6.79                6.29
 2005                15,000                    6.58                7.23
 2010                15,000                    6.46                6.05
                    -------                    ----                ----
 Total              $64,375                    6.63%               6.47%
                    =======                    ====                ====



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

ITEM 8: REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

REPORT OF INDEPENDENT ACCOUNTANTS
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF BANCFIRST OHIO CORP.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and of changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of BancFirst Ohio Corp. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
January 23, 2001

BANCFIRST OHIO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000 AND 1999
(DOLLARS IN THOUSANDS)

                                                                                                    DECEMBER 31,
                                                                                       ---------------------------------------
                                                                                           2000                        1999
                                                                                           ----                        ----
ASSETS:
Cash and due from banks (Note 3)                                                        $    32,511                $    32,191
Federal funds sold                                                                           30,159                        183
Securities held-to-maturity (approximate fair value of $13,496 and
  $20,601 at December 31, 2000 and 1999, respectively) (Note 4)                              13,453                     20,786
Securities available-for-sale, at fair value (Note 4)                                       316,793                    310,449
                                                                                        -----------                -----------
         Total investment securities                                                        330,246                    331,235
                                                                                        -----------                -----------
Loans (Notes 5 and 6)                                                                     1,089,651                    849,767
Allowance for possible loan losses                                                          (10,150)                    (7,431)
                                                                                        -----------                -----------
         Net loans                                                                        1,079,501                    842,336
                                                                                        -----------                -----------
Premises and equipment, net (Note 7)                                                         18,385                     14,789
Accrued interest receivable                                                                  10,503                      8,260
Goodwill and other intangibles, net of accumulated amortization of $6,548
  and $4,773 at December 31, 2000 and 1999, respectively                                     21,889                     12,606
Other assets                                                                                 36,407                     32,606
                                                                                        -----------                -----------
         Total assets                                                                   $ 1,559,601                $ 1,274,206
                                                                                        ===========                ===========
LIABILITIES:
Deposits (Note 8):
         Non-interest-bearing deposits                                                  $    76,833                $    65,086
         Interest-bearing deposits                                                        1,036,722                    734,090
                                                                                        -----------                -----------
           Total deposits                                                                 1,113,555                    799,176
Federal funds purchased (Note 9)                                                                 --                     24,100
Federal Home Loan Bank advances and other borrowings (Note 10)                              305,368                    341,398
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable
  interest debentures of the parent (Note 11)                                                20,000                     20,000
Accrued interest payable                                                                      6,343                      3,618
Other liabilities                                                                             7,193                      5,806
                                                                                        -----------                -----------
         Total liabilities                                                                1,452,459                  1,194,098
                                                                                        -----------                -----------
Commitments and contingencies (Notes 16, 17 and 20)
SHAREHOLDERS' EQUITY (NOTE 18):
Common stock, no par value 20,000,000 shares authorized:
  shares issued - 9,517,612 in 2000; 8,536,796 in 1999                                       86,855                     66,318
Retained earnings                                                                            38,898                     35,795
Accumulated other comprehensive income (Note 22)                                             (1,782)                    (8,334)
Less: 734,629 and 569,628 shares of common stock in treasury, at cost,
  at December 31, 2000 and 1999, respectively                                               (16,829)                   (13,671)
                                                                                        -----------                -----------
Total shareholders' equity                                                                  107,142                     80,108
                                                                                        -----------                -----------
         Total liabilities and shareholders' equity                                     $ 1,559,601                $ 1,274,206
                                                                                        ===========                ===========


         The accompanying notes are an integral part of the consolidated financial statements.

BANCFIRST OHIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           DECEMBER 31,
                                                                         -------------------------------------------------------
                                                                              2000                1999                   1998
                                                                              ----                ----                   ----
Interest income:
         Interest and fees on loans                                      $    85,174           $    66,685           $    66,529
         Interest and dividends on securities:
           Taxable                                                            24,817                19,601                18,566
           Tax exempt                                                          1,626                 1,789                 1,408
         Other interest income                                                   108                    39                   154
                                                                         -----------           -----------           -----------
               Total interest income                                         111,725                88,114                86,657
                                                                         -----------           -----------           -----------
Interest expense:
         Time deposits, $100 and over                                         10,284                 7,872                 5,988
         Other deposits                                                       35,199                24,127                27,911
         Borrowings                                                           25,463                17,648                16,251
                                                                         -----------           -----------           -----------
              Total interest expense                                          70,946                49,647                50,150
                                                                         -----------           -----------           -----------
Net interest income                                                           40,779                38,467                36,507
Provision for possible loan losses (Note 6)                                    1,800                 1,580                 1,225
                                                                         -----------           -----------           -----------
  Net interest income after provision for possible loan losses                38,979                36,887                35,282
                                                                         -----------           -----------           -----------
Other income:
         Trust and custodian fees                                              2,620                 2,508                 2,121
         Financial planning fees                                               1,468                   695                    --
         Customer service fees                                                 2,403                 2,245                 2,129
         Investment securities gains, net                                        240                   318                    34
         Gains on sale of loans                                                2,732                 2,449                 3,677
         Other                                                                 3,658                 2,538                 1,987
                                                                         -----------           -----------           -----------
            Total other income                                                13,121                10,753                 9,948
                                                                         -----------           -----------           -----------
Other expenses:
         Salaries and employee benefits                                       17,646                16,791                15,764
         Net occupancy expense                                                 2,063                 1,699                 1,540
         Furniture and equipment expense                                       1,060                   922                   898
         Data processing expense                                               1,408                 1,214                 1,095
         Taxes other than income taxes                                           781                   921                   850
         Federal deposit insurance                                               198                   279                   263
         Amortization of intangibles                                           1,775                 1,411                 1,376
         Other                                                                 6,686                 6,414                 8,041
                                                                         -----------           -----------           -----------
              Total other expenses                                            31,617                29,651                29,827
                                                                         -----------           -----------           -----------
Income before income taxes and extraordinary item                             20,483                17,989                15,403
Provision for federal income taxes (Note 14)                                   6,552                 5,685                 4,835
                                                                         -----------           -----------           -----------
         Income before extraordinary item                                     13,931                12,304                10,568
Extraordinary item - prepayment charges on early repayment of
   Federal Home Loan Bank advances, net of tax of $213                            --                    --                   400
                                                                         -----------           -----------           -----------
Net income                                                               $    13,931           $    12,304           $    10,168
                                                                         ===========           ===========           ===========
Basic earnings per share:
         Before extraordinary item                                       $      1.67           $      1.50           $      1.26
         Extraordinary item                                                       --                    --                  (.04)
                                                                         -----------           -----------           -----------
         After extraordinary item                                        $      1.67           $      1.50           $      1.22
                                                                         ===========           ===========           ===========
Diluted earnings per share:
         Before extraordinary item                                       $      1.66           $      1.50           $      1.26
         Extraordinary item                                                       --                    --                  (.04)
                                                                         -----------           -----------           -----------
         After extraordinary item                                        $      1.66           $      1.50           $      1.22
                                                                         ===========           ===========           ===========

Weighted average number of shares outstanding                              8,363,494             8,183,912             8,357,330
                                                                         ===========           ===========           ===========


         The accompanying notes are an integral part of the consolidated financial statements.

BANCFIRST OHIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(DOLLARS IN THOUSANDS)


                                                                                                               ACCUMULATED
                                                        COMMON STOCK                                              OTHER
                                                ------------------------------             RETAINED           COMPREHENSIVE
                                                 SHARES               AMOUNT               EARNINGS               INCOME
                                                 ------               ------               --------               ------
Balance at December 31, 1997                    8,434,978            $  63,343             $  22,057             $   1,140

Net income                                             --                   --                10,168                    --
Other comprehensive income,
  net of tax - unrealized
  losses on
  available-for-sale securities,
  net of reclassification
  adjustment                                           --                   --                    --                (1,580)

Comprehensive income                                   --                   --                    --                    --

Issuance of common shares                           9,083                  203                    --                    --
Purchase of 116,000 shares
  of common stock at cost                              --                   --                    --                    --
Treasury stock, 43,202 shares issued                   --                  550                    --                    --
Cash dividend                                          --                   --                (4,333)                   --
                                                ---------            ---------             ---------             ---------
Balance at December 31, 1998                    8,444,061               64,096                27,892                  (440)
                                                ---------            ---------             ---------             ---------

Net income                                                                                    12,304
Other comprehensive income,
  net of tax-unrealized
  losses on available-
  for-sale securities net of
  reclassification adjustment                          --                   --                    --                (7,894)

Comprehensive income                                   --                   --                    --                    --

Issuance of common shares                          92,735                2,220                    --                    --
Purchase of 403,752 shares
  of common stock at cost                              --                   --                    --                    --
Treasury stock, 14,581 shares issued                   --                    2                    --                    --
Cash dividend                                          --                   --                (4,401)                   --
                                                ---------            ---------             ---------             ---------
Balance at December 31, 1999                    8,536,796               66,318                35,795                (8,334)
                                                ---------            ---------             ---------             ---------

Net income                                                                                    13,931
Other comprehensive income,
  net of tax - unrealized
  gains on available-
  for-sale securities net of
  reclassification adjustment                          --                   --                    --                 6,552

Comprehensive income                                   --                   --                    --                    --

Issuance of common shares in
  connection with Milton acquisition              964,829               14,243                    --                    --
Issuance of common shares                          15,987                  287                    --                    --
Purchase of 188,978 shares
  of common stock at cost                              --                   --                    --                    --
Treasury stock, 23,977 shares issued                   --                 (169)                   --                    --
Stock dividend                                         --                6,176                (6,185)                   --
Cash dividend                                          --                   --                (4,643)                   --
                                                ---------            ---------             ---------             ---------
Balance at December 31, 2000                    9,517,612            $  86,855             $  38,898             $  (1,782)
                                                =========            =========             =========             =========



                                                                                                       TOTAL
                                                         TREASURY            COMPREHENSIVE          SHAREHOLDERS'
                                                           STOCK                 INCOME                EQUITY
                                                           -----                 ------                ------
Balance at December 31, 1997                             $  (1,207)                                  $  85,333

Net income                                                      --             $  10,168                10,168
Other comprehensive income,
  net of tax - unrealized
  losses on
  available-for-sale securities,
  net of reclassification
  adjustment                                                    --                (1,580)               (1,580)
                                                                               ---------
Comprehensive income                                            --             $   8,588                    --
                                                                               =========
Issuance of common shares                                       --                                         203
Purchase of 116,000 shares
  of common stock at cost                                   (3,394)                                    (3,394)
Treasury stock, 43,202 shares issued                           588                                       1,138
Cash dividend                                                   --                                     (4,333)
                                                         ---------                                   ---------
Balance at December 31, 1998                                (4,013)                                     87,535
                                                         ---------                                   ---------

Net income                                                                     $  12,304                12,304
Other comprehensive income,
  net of tax-unrealized
  losses on available-
  for-sale securities net of
  reclassification adjustment                                   --                (7,894)               (7,894)
                                                                               ---------
Comprehensive income                                            --             $   4,410                    --
                                                                               =========
Issuance of common shares                                       --                                       2,220
Purchase of 403,752 shares
  of common stock at cost                                   (9,942)                                     (9,942)
Treasury stock, 14,581 shares issued                           284                                         286
Cash dividend                                                   --                                      (4,401)
                                                         ---------                                   ---------
Balance at December 31, 1999                               (13,671)                                     80,108
                                                         ---------                                   ---------

Net income                                                                     $  13,931                13,931
Other comprehensive income,
  net of tax - unrealized
  gains on available-
  for-sale securities net of
  reclassification adjustment                                   --                 6,552                 6,552
                                                                               ---------
Comprehensive income                                            --             $  20,483                    --
                                                                               =========
Issuance of common shares in
  connection with Milton acquisition                            --                                      14,243
Issuance of common shares                                       --                                         287
Purchase of 188,978 shares
  of common stock at cost                                   (3,716)                                     (3,716)
Treasury stock, 23,977 shares issued                           558                                         389
Stock dividend                                                  --                                          (9)
Cash dividend                                                   --                                      (4,643)
                                                         ---------                                   ---------
Balance at December 31, 2000                             $ (16,829)                                  $ 107,142
                                                         =========                                   =========

         The accompanying notes are an integral part of the consolidated financial statements.

BANCFIRST OHIO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(DOLLARS IN THOUSANDS)

                                                                                                       DECEMBER 31,
                                                                                        -------------------------------------------
                                                                                          2000             1999              1998
                                                                                          ----             ----              ----
Cash flow from operating activities:
  Net income                                                                            $  13,931        $  12,304        $  10,168
  Adjustments to reconcile net income to net cash provided by operations:
  Depreciation and amortization                                                             5,278            5,762            2,813
  Provision for possible loan losses                                                        1,800            1,580            1,225
  Deferred taxes payable                                                                    2,198             (179)            (104)
  Gains on sale of assets                                                                  (3,083)          (3,027)          (3,711)
  Increase in interest receivable                                                          (1,136)            (982)            (332)
  Increase in other assets                                                                 (4,721)          (2,902)          (2,335)
  Increase in interest payable                                                              1,350            1,108               84
  Increase (decrease) in other liabilities                                                   (389)           1,327           (1,841)
  FHLB stock dividend                                                                      (1,435)          (1,002)            (992)
                                                                                        ---------        ---------        ---------
    Net cash provided by operating activities                                              13,793           13,989            4,975
                                                                                        ---------        ---------        ---------
Cash flows from investing activities:
  Decrease (increase) in federal funds sold                                               (29,976)             286             (420)
  Proceeds from maturities and sales of securities held-to-maturity                         7,356            5,906            9,030
  Proceeds from maturities and sales of securities available-for-sale                     152,498           95,721           99,592
  Purchase of securities available-for-sale                                               (28,043)        (117,143)        (166,985)
  Purchase of loans                                                                            --               --          (61,573)
  Increase in loans, net                                                                 (169,898)        (136,375)         (71,669)
  Acquisition of Chornyak                                                                      --           (2,050)              --
  Acquisition of Milton Federal Financial Corp., net of cash acquired                     (28,455)              --               --
  Purchase of equipment and other assets                                                   (1,902)          (3,308)          (4,007)
  Purchase of bank-owned life insurance                                                        --           (5,000)         (15,000)
  Proceeds from sale of assets                                                             51,874           64,969          120,235
                                                                                        ---------        ---------        ---------
  Net cash used in investing activities                                                   (46,546)         (96,994)         (90,797)
                                                                                        ---------        ---------        ---------
Cash flows from financing activities:
  Purchase of deposits                                                                         --               --            8,002
  Net increase in deposits, excluding purchase of deposits                                151,584            9,554           33,986
  Increase (decrease) in federal funds purchased                                          (24,100)          24,100          (12,300)
  Net increase (decrease) in Federal Home Loan Bank advances and other borrowings        (100,962)          44,648           69,601
  Issuance of Company obligated manditorily redeemable preferred securities                    --           20,000               --
  Cash dividends paid                                                                      (4,652)          (4,401)          (4,333)
  Purchase of treasury stock                                                               (3,716)          (9,942)          (3,394)
  Issuance of stock, net                                                                   14,919            2,506            1,341
                                                                                        ---------        ---------        ---------
    Net cash provided by financing activities                                              33,073           86,465           92,903
                                                                                        ---------        ---------        ---------
    Net increase in cash and due from banks                                                   320            3,460            7,081
Cash and due from banks, beginning of period                                               32,191           28,731           21,650
                                                                                        ---------        ---------        ---------
Cash and due from banks, end of period                                                  $  32,511        $  32,191        $  28,731
                                                                                        =========        =========        =========

Supplemental cash flow disclosures:
  Income taxes paid                                                                     $   5,700        $   5,700        $   6,100
  Interest paid                                                                         $  69,596        $  48,539        $  50,066
Non cash transfers:
  Exchange of mortgage loans for mortgage-backed securities                             $  51,643        $      --        $      --


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

  Principles of Consolidation:

         The consolidated financial statements include the accounts of BancFirst Ohio Corp. (Company), its wholly-owned subsidiaries, The First National Bank of Zanesville (FNB) and BFOH Capital Trust I (the Trust) and its 90%-owned subsidiary, Bankers Title Services, Inc. (Bankers Title). The Trust is a special purpose subsidiary that was formed in October 1999 for the purpose of issuing $20,000 aggregate liquidation amount of capital securities (see Note 11). Bankers Title was formed in July 2000 for the purpose of selling title insurance policies. Effective May 16, 1998, Bellbrook Community Bank (Bellbrook) and County Savings Bank (County) were merged under the national bank charter of FNB. All significant inter-company accounts and transactions have been eliminated in consolidation.

  Investment Securities:

         Investment securities are classified upon acquisition into one of three categories: held-to-maturity, available-for-sale, or trading. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to the Company's liquidity needs, changes in market interest rates, and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported as a separate component of other comprehensive income, net of applicable income taxes. At December 31, 2000 and 1999, the Company did not hold any trading securities.

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

  Interest Rate Swap Contracts:

         The Company has entered into certain interest rate swap contracts as part of its asset-liability management program to assist in managing the Company's interest rate risk and not for speculative reasons. The notional principal amount of these instruments reflects the extent of the Company's involvement in this type of financial instrument and does not represent the Company's risk of loss due to counterparty nonperformance or due to declines in market value of the swap contracts from changing interest rates. Such swaps are accounted for as hedges on an accrual basis since the swaps were entered into principally to manage the timing differences in repricing characteristics of various outstanding variable rate borrowings. The related swap income or expense is recognized currently, and recorded in the same category as the interest income or expense on the hedged item.

  Goodwill and Other Identified Intangibles:

         Intangible assets are amortized using straight-line and accelerated methods over the estimated remaining benefit periods which approximate 15 to 25 years for goodwill, 10 to 15 years for core deposit intangibles and 5 years for covenants not to compete.

  Premises and Equipment:

         Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation expense is computed principally on the straight-line method over the estimated useful lives of the assets. Upon the sale or other disposition of assets, cost and related accumulated depreciation are removed from the accounts, and the resultant gain or loss is recognized. Maintenance and repairs are charged to operating expense while additions and betterments are capitalized.

  Other Real Estate Owned:

         Other real estate owned represents properties acquired through customers' loan defaults. Other real estate owned is stated at an amount equal to the loan balance prior to foreclosure plus cost incurred for improvements to the property, but not more than fair market value of the property. As of December 31, 2000 and 1999, other real estate owned was $466 and $222, respectively, and is included on the balance sheet in other assets.

  Investment in Subsidiaries (Parent Company Only):

         The Company's investment in subsidiaries represents the total equity of the Parent Company's wholly-owned subsidiaries, and its proportionate ownership in the total equity of Bankers Title, using the equity method of accounting for investments.

  Common Stock:

         On September 21, 2000, the Company's Board of Directors declared a 5% stock dividend, payable October 31, 2000, to shareholders of record on October 10, 2000. All share and per share amounts have been retroactively adjusted to reflect this dividend.


  Earnings Per Common Share:

         Basic earnings per common share is computed on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed on the basis of the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options or other common stock equivalents utilizing the treasury stock method. The weighted average number of shares outstanding for all periods has been adjusted to reflect the 5% stock dividend discussed above.

  Stock Incentive Plans:

         The Company follows SFAS No. 123 "Accounting for Stock-Based Compensation" which encourages but does not require use of a fair value based accounting method for employee stock-based compensation arrangements. As permitted by the statement, the Company has elected to account for its stock incentive plan under APB Opinion No. 25 pursuant to which no compensation cost has been recognized related to stock options that have been granted.

  Statement of Cash Flows:

         For the purposes of presenting the statement of cash flows, the Company has defined cash and cash equivalents as those amounts included in the balance sheet caption "cash and due from banks."

  Use of Estimates in Financial Statements:

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

  Comprehensive Income:

          Comprehensive income is the total of net income and all other non-owner changes in equity. The only component of comprehensive income that the Company is required to report is unrealized holding gains (losses) on available-for-sale securities.

  Reclassification:

         Certain reclassifications have been made to prior period amounts to conform to the 2000 presentation.

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

         On June 20, 2000, the Company completed the acquisition of Milton Federal Financial Corporation ("Milton"). In connection with the acquisition, the Company issued 964,829 common shares having a total value of approximately $14,243 and paid cash of $14,073 to the Milton shareholders. The acquisition is being accounted for as a purchase. Accordingly, Milton's results of operations have been included from the date of acquisition. Total assets added from this acquisition approximated $259,194. The following summarizes the pro-forma results of operations for the years ended December 31, 2000, 1999 and 1998 as if Milton had been acquired at the beginning of each period presented:

                                   YEAR ENDED DECEMBER 31 (UNAUDITED),
                                    2000          1999           1998
                                    ----          ----           ----
Net interest income               $44,017        $45,742        $43,098
Net income                         14,575         13,807         11,852
Basic earnings per share             1.65           1.51           1.27
Diluted earnings per share           1.65           1.51           1.27


3.  CASH AND DUE FROM BANKS:

         The Company is required to maintain average reserve balances with the Federal Reserve Bank. The average required reserve amounted to $6,799 and $2,500 at December 31, 2000 and 1999, respectively.

4.  INVESTMENT SECURITIES:

         The amortized cost and estimated fair value of investment securities are as follows:


                                                                             DECEMBER 31, 2000
                                                        --------------------------------------------------------------
                                                                           GROSS             GROSS
                                                        AMORTIZED        UNREALIZED        UNREALIZED       ESTIMATED
                                                          COST             GAINS            LOSSES          FAIR VALUE
                                                          ----             -----            ------          ----------
Securities Available-for-Sale:
U.S. Treasury securities                                $     250        $       4         $      --         $     254
Securities of other government agencies                     1,566               56                --             1,622
Obligations of states and political subdivisions           24,489              128              (471)           24,146
Corporate obligations                                      61,444               35            (4,613)           56,866
Mortgage-backed and related securities                    203,156            2,909              (794)          205,271
Other securities                                           28,628                6                --            28,634
                                                        ---------        ---------         ---------         ---------
                                                        $ 319,533        $   3,138         $  (5,878)        $ 316,793
                                                        =========        =========         =========         =========
Securities Held-to-Maturity:
Obligations of states and political subdivisions        $   1,380        $      11         $      --         $   1,391
Industrial revenue bonds and other                            414               --                --               414
Mortgage-backed securities                                 11,659              114               (82)           11,691
                                                        ---------        ---------         ---------         ---------
                                                        $  13,453        $     125         $     (82)        $  13,496
                                                        =========        =========         =========         =========

                                                                                  DECEMBER 31, 1999
                                                          ---------------------------------------------------------------------
                                                                              GROSS                GROSS
                                                          AMORTIZED         UNREALIZED           UNREALIZED          ESTIMATED
                                                            COST              GAINS                LOSSES            FAIR VALUE
                                                            ----              -----                ------            ----------
Securities Available-for-Sale:
U.S. Treasury securities                                  $     250          $       2           $      --           $     252
Securities of other government agencies                       5,592                 --                (313)              5,279
Obligations of states and political subdivisions             25,771                  1              (2,757)             23,015
Corporate obligations                                        58,460                 20              (3,999)             54,481
Mortgage-backed and related securities                      217,916                246              (6,020)            212,142
Other securities                                             15,280                 --                  --              15,280
                                                          ---------          ---------           ---------           ---------
                                                          $ 323,269          $     269           $ (13,089)          $ 310,449
                                                          =========          =========           =========           =========
Securities Held-to-Maturity:
Obligations of states and political subdivisions          $   4,786          $      63           $     (10)          $   4,839
Industrial revenue bonds and other                            2,182                 --                  --               2,182
Mortgage-backed securities                                   13,818                 30                (268)             13,580
                                                          ---------          ---------           ---------           ---------
                                                          $  20,786          $      93           $    (278)          $  20,601
                                                          =========          =========           =========           =========


         The amortized cost and estimated fair value of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 DECEMBER 31, 2000
                                                                 -----------------
                                                           AMORTIZED           ESTIMATED
                                                             COST             FAIR VALUE
                                                             ----             ----------
Securities Available-for Sale
         Within one year                                   $    142            $    142
         After one through five years                        43,047              42,385
         After five through ten years                        12,302              11,633
         After ten  years                                    60,886              57,362
                                                           --------            --------
                                                            116,377             111,522
         Mortgage-backed and related securities             203,156             205,271
                                                           --------            --------
                                                           $319,533            $316,793
                                                           ========            ========

Securities Held-to-Maturity
         Within one year                                   $    521            $    524
         After one through five years                         1,172               1,179
         After five through ten years                           101                 102
         After ten years                                         --                  --
                                                           --------            --------
                                                              1,794               1,805
         Mortgage-backed and related securities              11,659              11,691
                                                           --------            --------
                                                           $ 13,453            $ 13,496
                                                           ========            ========



         Proceeds from sales of securities during 2000, 1999 and 1998 were $128,024, $33,003 and $8,777, respectively. Gross gains of $1,969, $376 and $48 and gross losses of $1,729, $58 and $14 were realized on sales in 2000, 1999 and 1998, respectively. Proceeds from sales of securities during 2000 include $2,425 from the sale of held-to-maturity securities that were sold in connection with investment portfolio restructuring activities following the Milton acquisition. Gross gains of $10 and gross losses of $10 were realized on such sales.

         Investment securities with a fair value of $228,985 at December 31, 2000 were pledged to secure public deposits and Federal Home Loan Bank advances and for other purposes required by law.

5.  LOANS:

         The composition of the loan portfolio is as follows:

                                                      DECEMBER 31,
                                               2000                  1999
                                               ----                  ----

Commercial, financial and industrial        $  487,541            $  411,489
Real estate--mortgage                          465,745               327,294
Real estate--construction                        5,112                 9,484
Consumer                                       131,253               101,500
                                            ----------            ----------
                                            $1,089,651            $  849,767
                                            ==========            ==========


         Loans held for sale totaling $3,331 and $3,911 at December 31, 2000 and 1999, respectively, are included in the above totals. Also, at December 31, 2000 and 1999, loans serviced for others totaled $341,568 and $251,096, respectively.

         The Company has made loans to certain directors, executive officers, and their affiliates in the ordinary course of business. An analysis of the year ended December 31, 2000 activity with respect to these related party loans is as follows:


Beginning balance                                      $2,462
New loans                                                 509
Repayments                                               (282)
Loans no longer classified as related party loans        (436)
                                                       -------
Ending balance                                         $2,253
                                                       =======


         At December 31, 2000 and 1999, and for the years then ended, the recorded investment in loans considered to be impaired and interest income recognized related thereto was not material. Also, at December 31, 2000, restructured loans consisted of one loan with an outstanding principal balance of $2,925 that was restructured in May 1999. This loan is performing in accordance with its restructured terms.

6.  ALLOWANCE FOR POSSIBLE LOAN LOSSES:

         An analysis of activity in the allowance for possible loan losses is as follows:


                                                                YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------
                                                   2000                 1999                 1998
                                                   ----                 ----                 ----

Balance at beginning of period                   $  7,431             $  6,643             $  6,617
   Acquired allowance for loan losses               1,773                   --                   --
   Provision charged to operations                  1,800                1,580                1,225
   Loans charged off                               (1,344)              (1,570)              (1,802)
   Loan recoveries                                    490                  778                  603
                                                 --------             --------             --------
        Net charge-offs                              (854)                (792)              (1,199)
                                                 --------             --------             --------
Balance at end of period                         $ 10,150             $  7,431             $  6,643
                                                 ========             ========             ========

7.  PREMISES AND EQUIPMENT:

         Premises and equipment are summarized below:

                                                             DECEMBER 31,
                                                       -----------------------
                                                        2000             1999
                                                        ----             ----

Land                                                   $ 2,896         $ 2,619
Buildings and improvements                              16,831          12,656
Furniture, fixture and equipment                        12,611          10,395
                                                       -------         -------
                                                        32,338          25,670
Less accumulated depreciation and amortization          13,953          10,881
                                                       -------         -------
Premises and equipment, net                            $18,385         $14,789
                                                       =======         =======


         Total depreciation expense was $1,838, $1,589 and $1,329 for the years ended December 31, 2000, 1999 and 1998, respectively.


8.  DEPOSITS:

         A summary of deposits is as follows:


                                                  DECEMBER 31,
                                        --------------------------------
                                           2000                   1999
                                           ----                   ----

Demand, non-interest bearing            $   76,833            $   65,086
Demand, interest bearing                   130,870               110,659
Savings                                    116,427               116,438
Time, $100 and over                        208,107               157,841
Time, other                                581,318               349,152
                                        ----------            ----------
                                        $1,113,555            $  799,176
                                        ==========            ==========


9.  FEDERAL FUNDS PURCHASED:

         Federal funds purchased generally have one to four day maturities. The following table reflects the maximum month-end outstanding balance, average daily outstanding balances, average rates paid during the year, and the average rates paid at year-end for federal funds purchased:

                                              YEAR ENDED DECEMBER 31,
                                        ----------------------------------
                                          2000         1999         1998
                                          ----         ----         ----

Federal funds purchased:
Average balance                         $ 8,409      $ 7,341       $ 3,204
Average rate                               6.23%        5.48%         6.17%
Maximum month-end balance               $31,500      $28,000       $13,800
Balance at year-end                          --      $24,100       $    --
Average rate on balance at year-end          --%        5.41%           --%

10.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS:

         Federal Home Loan Bank (FHLB) advances and other borrowings are as follows:

                                                                                               DECEMBER 31,
                                                                                        -------------------------
                                                                                          2000             1999
                                                                                          ----             ----

Term reverse repurchase agreements (average rate 5.48% in 2000 and 1999)                $ 50,000         $ 50,000
FHLB advances (average rate 6.40% in 2000; 5.76% in 1999)                                247,368          285,148
Term debt with a financial institution (8.06% in 2000; 7.47% in 1999), due 2007            8,000            6,250
                                                                                        --------         --------
                                                                                        $305,368         $341,398
                                                                                        ========         ========


         Minimum annual retirements on borrowings for the next five years consisted of the following at December 31, 2000:

         MATURITY              WEIGHTED AVERAGE           PRINCIPAL
     (PERIOD ENDING)            INTEREST RATE             REPAYMENT
     ---------------            -------------             ---------
2001                                 6.27%                 $ 23,897
2002                                 6.79                   104,315
2003                                 5.94                    40,445
2004                                 6.51                    25,969
2005                                 7.63                     5,967
2006 and thereafter                  5.82                   104,775
                                     ----                   -------
          Total                      6.29%                 $305,368
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

         FHLB advances must be secured by eligible collateral as specified by the FHLB. Accordingly, the Company has a blanket pledge of its first mortgage loan portfolio as collateral for the advances outstanding at December 31, 2000 with a required minimum ratio of collateral to advances of 135%. Also, the Company's investment in FHLB stock of $21,069 at December 31, 2000 is pledged as collateral for outstanding advances.

         The term reverse repurchase agreements are with Salomon Brothers, Inc. under which the Company sold mortgage-backed securities classified as available-for-sale and with a current carrying and fair value of $49,977 and $54,544 and accrued interest of $301 and $332 at December 31, 2000 and 1999, respectively. The reverse repurchase agreements have a weighted average maturity of 6.8 years at December 31, 2000 and 7.7 years at December 31, 1999. Also, $45,000 of such reverse repurchase agreements at December 31, 2000 become callable commencing in 2001.

         The term debt with a financial institution was obtained by the Company to partially fund the acquisition of County. Under terms of the loan agreement, as amended in 2000, the Company is required to make quarterly interest payments and annual principal payments of $1,000 commencing September 30, 2001. The unpaid loan balance is due in full September 30, 2007. The loan agreement contains certain financial covenants which requires that (i) the Company maintain a minimum ratio of total capital to risk-weighted assets of 10%; (ii) each of the Company's banking subsidiaries, which represent greater than 10% of the Company's consolidated capital, maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, Tier 1 capital to average assets of 5.0% and total capital to risk-weighted assets of 10.0%; (iii) the Company maintain, on a consolidated basis, a minimum annualized return on average assets of not less than 0.75% ; and (iv) the Company maintain, on a consolidated basis, a ratio of non-performing loans to equity capital of less than 25.0% and a minimum ratio of allowance for possible loan losses to non-performing loans of 75.0%. The Company was in compliance with each of these covenants at December 31, 2000. Also, 67% of the stock of FNB collateralizes this borrowing at December 31, 2000.

11. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF THE PARENT:

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

         The Trust is a wholly owned subsidiary of the Company, has no independent operations and has issued securities that contain a full and unconditional guarantee of its parent, the Company. The Trust is exempt from the reporting requirements of the Securities Exchange Act of 1934.

12.  RETIREMENT PLANS:

         The Company has a defined contribution plan which covers substantially all full-time employees. Contributions to the plan are based upon a predetermined percentage of the employees' base compensation. Expenses related to the plan for the years ended December 31, 2000, 1999 and 1998 were approximately $144, $174 and $128, respectively.

         The Company also has a 401(k) Retirement Plan which covers substantially all employees with more than one year of service. The Company makes contributions to the plan pursuant to salary savings elections and discretionary contributions as set forth by the provisions of the plan. Employees direct the investment of account balances from plan alternatives. Operations have been charged $633, $561 and $499 for contributions to the plan for the years ended December 31, 2000, 1999 and 1998, respectively.

         The Company maintains an employee stock purchase plan whereby eligible employees and directors, through their plan contributions, may purchase shares of the Company's stock. Such shares are purchased from treasury stock at fair market value. Minimal expenses were incurred by the Company for the years ended December 31, 2000 and 1999, and 1998, in connection with the plan.

         The Company currently provides certain health care benefits for eligible retirees, using the accrual method of accounting for the projected costs of providing post retirement benefits during the period of employee service. At December 31, 2000 and 1999, the recorded liability for post retirement benefits was $351 and $501, respectively. For the years ended December 31, 2000, 1999, and 1998, health care benefit costs for eligible retirees was $26, $34 and $43, respectively.

13.  STOCK INCENTIVE PLAN:

         The Company has adopted the 1997 Omnibus Stock Incentive Plan (the
Plan) which provides for the granting of stock options and other stock related awards to key employees. Under the Plan, 840,000 authorized but unissued or reacquired common shares are reserved for issuance. All options granted were at a price that equaled or exceeded the market value of the Company's common stock at the date of grant. The options vest ratably over four years and expire 20 years from the date of grant. No compensation expense was recognized in 2000, 1999 or 1998 related to the Plan. The summary of stock option activity is as follows:

                                                      WEIGHTED                            WEIGHTED
                                   OPTIONS    AVERAGE EXERCISE         OPTIONS    AVERAGE EXERCISE
                               OUTSTANDING               PRICE     EXERCISABLE               PRICE
                               -----------               -----     -----------               -----
December 31, 1997                   96,726              $24.52              --              $   --
                                                                       =======              ======
Options granted                     89,250               31.43
Less:
Stock options forfeited              3,024               24.52
                                   -------              ------
December 31, 1998                  182,952               27.90          23,426              $22.38
                                                                       =======              ======
Options granted                    127,155               24.88
Less:
Stock options exercised              2,457               22.38
Stock options forfeited             21,750               27.78
                                   -------              ------
December 31, 1999                  285,900               26.61          59,437              $24.93
                                                                       =======              ======
Options granted                    205,600               16.29
Less:
Stock options forfeited             32,779               26.77
                                   -------              ------
December 31, 2000                  458,721              $21.97         116,097              $25.63
                                   =======              ======         =======              ======


The following table summarizes information about stock options outstanding at December 31, 2000:


                                                  REMAINING       AVERAGE EXERCISE                      AVERAGE EXERCISE
                              OPTIONS          CONTRACTUAL LIFE     PRICE-OPTIONS        OPTIONS          PRICE-OPTIONS
EXERCISE PRICE RANGE        OUTSTANDING            (YEARS)           OUTSTANDING       EXERCISABLE         EXERCISABLE
--------------------        -----------            -------           -----------       -----------         -----------
$13.00 to $20.00              203,185                20.0               $16.21                --              $   --
$20.01 to $25.00               86,751                18.2                23.27            63,021               23.10
$25.01 to $30.00              109,386                18.1                26.19            35,902               27.76
$30.01 to $35.00               59,399                18.0                32.00            17,174               30.48
                              -------                ----               ------           -------              ------
Total                         458,721                18.9               $21.97           116,097              $25.63
                              =======                ====               ======           =======              ======

         For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of the stock options granted in 2000, 1999 and 1998 was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions used in the option pricing model were as follows:


                                     2000              1999              1998
                                     ----              ----              ----
Risk-free interest rate             5.03%         5.33% to 6.18%         4.75%
Expected dividend yield             3.54%             3.09%              2.00%
Expected option life (years)         7.0               7.0                7.0
Expected volatility                 32.18%            30.39%             31.37%


         For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost for the Company been determined consistent with SFAS No. 123, income before extraordinary items, net income and basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998 would have been as follows:


                                         2000          1999          1998
                                         ----          ----          ----
Net income, as reported                $13,931       $12,304       $10,168
Pro forma net income                    13,545        11,927         9,974
Earnings per share, as reported:
     Basic                                1.67          1.50          1.22
     Diluted                              1.66          1.50          1.22
Pro forma earnings per share:
     Basic                                1.62          1.46          1.13
     Diluted                              1.62          1.46          1.13


         Also under the Plan, the Company adopted the 1997 Bonus Shares Program whereby eligible employees receiving annual bonus awards may elect to receive up to 50% of such awards in common shares of the Company ("bonus shares"). Employees who elect to receive bonus shares in lieu of cash will receive additional matching shares from the Company equal to 50% of the bonus shares, provided that the employee is continuously employed by the Company and continuously owns the bonus shares for five years from the date of issuance of the bonus shares. Eligible employees elected to receive $250, $287 and $115 of their 2000, 1999 and 1998 bonuses, respectively, in bonus shares which resulted in the issuance of 16,649 shares in 2000, 15,988 shares in 1999 and 4,178 shares in 1998.

14.  INCOME TAXES:

         The provision for income taxes is summarized below:

                                              YEAR ENDED DECEMBER 31,
                                    ------------------------------------------
                                      2000             1999              1998
                                      ----             ----              ----
Current                             $ 4,354          $ 5,825           $ 4,939
Deferred                              2,198             (140)             (104)
                                    -------          -------           -------
Provision for income taxes          $ 6,552          $ 5,685           $ 4,835
                                    =======          =======           =======


         The following is a reconciliation of income tax at the federal statutory rate to the effective rate of tax on the financial statements:

                                                                  YEAR ENDED DECEMBER 31,
                                                            2000           1999           1998
Tax at federal statutory rate                                35%            35%            35%
Permanent differences:
Tax-exempt interest, net of allowed interest expense         (3)            (3)            (3)
Increase in cash surrender value of life insurance           (2)            (2)            (2)
Amortization of intangibles and other                         2              2              1
                                                            ---            ---            ---
Effective tax rate                                           32%            32%            31%
                                                            ===            ===            ===


         Deferred income taxes are recognized at prevailing income tax rates for temporary differences between financial statement and income tax bases of assets and liabilities. The components of the net deferred tax asset (liability) were as follows:
                                                               DECEMBER 31,
                                                          ----------------------
                                                           2000            1999
                                                           ----            ----
Deferred tax assets arising from:
         Allowance for possible loan losses               $3,338          $2,645
         Reserve for health insurance                        235             246
         Amortization of intangibles                         647             505
         Unrealized holding losses on securities             957           4,486
         Purchase accounting adjustments                     977              --
         Other                                               343             302
                                                          ------          ------
              Total deferred tax assets                    6,497           8,184
                                                          ------          ------
Deferred tax liabilities arising from:
         Gain on sale of loans                             1,846           1,514
         Deferred loan fees and costs                        225             271
         FHLB stock dividends                              2,231           1,286
         Purchase accounting adjustments                      --             241
         Depreciation                                        337             180
         Other, net                                          508             454
                                                          ------          ------
              Total deferred tax liabilities               5,147           3,946
                                                          ------          ------
Net deferred tax asset                                    $1,350          $4,238
                                                          ======          ======

         The Company did not record a valuation allowance at December 31, 2000 and 1999 as the net deferred tax asset was considered to be realizable based on the level of historical and anticipated future taxable income. Net deferred tax assets and liabilities and federal income tax expense in future years can be significantly affected by changes in enacted tax rates.

15.  EARNINGS PER SHARE:

         The computation of earnings per share for the years ended December 31, 2000, 1999 and 1998 is as follows. All share amounts have been adjusted to give retroactive effect to the two for one stock split in 1998 and 5% stock dividend in 2000:

                                                             2000                 1999                 1998
                                                             ----                 ----                 ----
Income before extraordinary item                          $    13,931          $    12,304          $    10,568
Extraordinary item                                                 --                   --                 (400)
                                                          -----------          -----------          -----------
Net income                                                $    13,931          $    12,304          $    10,168
                                                          ===========          ===========          ===========
Weighted average shares outstanding                         8,363,494            8,183,912            8,357,330
Basic earnings per share:
         Before extraordinary item                        $      1.67          $      1.50          $      1.26
         Extraordinary item                                        --                   --                (0.04)
                                                          -----------          -----------          -----------
         After extraordinary item                         $      1.67          $      1.50          $      1.22
                                                          ===========          ===========          ===========

Weighted average shares outstanding                         8,363,494            8,183,912            8,357,330
Diluted effect due to stock incentive plans                    14,624                8,461               11,783
                                                          -----------          -----------          -----------
Weighted average shares outstanding, as adjusted            8,378,118            8,192,373            8,369,113
Diluted earnings per share:
         Before extraordinary item                        $      1.66          $      1.50          $      1.26
         Extraordinary item                                        --                   --                (0.04)
                                                          -----------          -----------          -----------
         After extraordinary item                         $      1.66          $      1.50          $      1.22
                                                          ===========          ===========          ===========


16.  LEASE COMMITMENTS:

         The Company leases equipment, land at two branch locations, and certain office space. One land lease has five renewal options for five years each and the other has a lease term until 2073.

         A summary of non-cancelable future operating lease commitments at December 31, 2000 follows:

         2001                        $  647
         2002                           581
         2003                           535
         2004                           368
         2005                             5
         2006 and thereafter            362
                                     ------
                                     $2,498
                                     ======


         Rent expense under all lease obligations, including month-to-month agreements, aggregated approximately $760, $539 and $573 for the years ended December 31, 2000, 1999 and 1998, respectively.


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

                                                         DECEMBER 31,
                                                      2000          1999
                                                      ----          ----
         Financial instruments whose contract
           amounts represent credit risk:
         Loan commitments                           $123,795      $119,789
         Standby letters of credit                     1,652           643


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

         Interest rate swaps generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying notional amount and are used by the Company to manage its interest rate risk. Notional amounts represent agreed upon amounts on which calculations of interest payments to be exchanged are based. Notional amounts do not represent direct credit exposures. The actual market or credit exposure of this type of financial instrument is significantly less than the notional amount. Direct credit exposure is limited to the net difference between the calculated pay and receive amounts on each transaction, which is generally netted and paid or received monthly, and the inability of the counter-party to meet the terms of the contract. This risk is normally a small percentage of the notional amount and fluctuates as interest rates move up and down. Market risk is more directly measured by the fair values of the interest rate swap agreements. The Company had $64,375 and $40,625, respectively, of notional swap principal contracts outstanding at December 31, 2000 and 1999 related to asset-liability management activities. These swap contracts have maturity dates ranging from February 2001 to December 2010 and require the Company to pay a fixed rate of interest ranging from 6.05% to 7.23% in return for receiving a variable rate of interest based on the three month London Inter Bank Offered Rate (LIBOR). For the years ended December 31, 2000, 1999 and 1998, interest expense on swap contracts was $58, $500 and $344, respectively, and is included with interest expense on borrowings.

         The Company offers credit cards in an agency capacity for another institution. Under certain circumstances, the credit cards are issued with recourse to the Company. The total of these credit lines with recourse to the Company was not material at December 31, 2000.

         In addition to the financial instruments with off-balance sheet risks, the Company has commitments to lend money which have been approved by the Small Business Administration's (SBA) 7(a) program. Such commitments carry SBA guarantees on individual credits ranging from 75% to 80% of principal balances. The total of such commitments at December 31, 2000 and 1999, were $8,064 and $14,192, respectively, with guaranteed principal by the SBA totaling $6,235 and $8,910, respectively.

         The Company has no significant concentrations of credit risk with any individual counter-party. The Company's lending is concentrated primarily in the State of Ohio market area.

18.  SHAREHOLDERS' EQUITY:

         The payment of dividends by FNB is subject to regulatory restrictions by regulatory authorities. These restrictions for national banks provide that dividends in any calendar year generally shall not exceed the total net profits of that year plus the retained net profits of the preceding two years. In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. At December 31, 2000, $7,830 of the retained earnings of FNB is available for the payment of dividends to the Company without regulatory agency approval.

19.  REGULATORY CAPITAL REQUIREMENTS:

         The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulators to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the applicable regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company meets all capital adequacy requirements to which it is subject.

         As of December 31, 2000, the most recent notifications from the various primary regulators of the Company and its subsidiary categorized each entity as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

         Actual capital amounts and ratios of the Company and FNB are as follows:


                                                                                                                 To Be Well
                                                                                                              Capitalized Under
                                                                                  For Capital Adequacy        Prompt Corrective
                                                               Actual                   Purposes              Action Provisions
                                                               ------                   --------              -----------------
                                                         Amount        Ratio        Amount      Ratio        Amount       Ratio
                                                         ------        -----        ------      -----        ------       -----
As of December 31, 2000:
         Total Capital (to Risk-Weighted Assets):
         Consolidated                                   $116,998       11.09%      $ 84,416      8.00%      $105,520      10.00%
         FNB                                             119,309       11.30         84,478      8.00%       105,598      10.00

Tier 1 Capital (to Risk-Weighted Assets):
         Consolidated                                    106,848       10.13         42,208      4.00         63,312       6.00
         FNB                                              99,150        9.39         42,239      4.00         63,359       6.00

Tier 1 Capital (to Average Assets):
         Consolidated                                    106,848        6.88         62,128      4.00         77,659       5.00
         FNB                                              99,150        6.41         61,848      4.00         77,310       5.00


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

         The fair values of financial instruments were as follows:

                                                            DECEMBER 31, 2000                  DECEMBER 31, 1999
                                                            -----------------                  -----------------
                                                       CARRYING              FAIR          CARRYING             FAIR
                                                         AMOUNT             VALUE            AMOUNT            VALUE
                                                         ------             -----            ------            -----
Cash and due from banks                              $   32,511        $   32,511          $ 32,191         $ 32,191
Federal funds sold                                       30,159            30,159               183              183
Securities available-for-sale                           316,793           316,793           310,449          310,449
Securities held-to-maturity                              13,453            13,496            20,786           20,601
Loans, net of allowance for loan losses               1,079,501         1,077,256           842,336          842,635
Demand and savings deposits                             324,130           324,130           292,183          292,183
Time deposits                                           789,425           791,920           506,993          505,195
Federal funds purchased                                      --                --            24,100           24,100
Federal Home Loan Bank advances and
  other borrowings                                      305,368           307,249           341,298          340,183
Company obligated manditorily
  redeemable preferred securities of
  subsidiary trust holding solely junior
  subordinated deferrable interest
  debentures of the parent                               20,000            21,926            20,000           19,541
Interest rate swaps - asset (liability)                      --             (989)                --              336



21.  PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION:

         Parent Company only condensed financial information is as follows:


                             CONDENSED BALANCE SHEET

                                                                    DECEMBER 31,
                                                                    ------------
                                                              2000                1999
                                                              ----                ----
Assets:
  Cash                                                      $  3,069            $ 14,260
  Investment in subordinated debt and repurchase
    agreement with subsidiary                                 10,000              10,000
  Investment in subsidiaries                                 119,720              80,141
  Intangible assets                                              400               1,000
  Other assets                                                 3,244               2,132
                                                            --------            --------
         Total assets                                       $136,433            $107,533
                                                            ========            ========
Liabilities and equity:
  Long-term borrowings                                      $  8,000            $  6,250
  Junior subordinated debentures due subsidiary               20,619              20,619
  Other liabilities                                              672                 556
                                                            --------            --------
  Total liabilities                                           29,291              27,425
Shareholders' equity                                         107,142              80,108
                                                            --------            --------
         Total liabilities and equity                       $136,433            $107,533
                                                            ========            ========

                          CONDENSED STATEMENT OF INCOME


                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                                     2000           1999            1998
                                                                     ----           ----            ----
Dividends from subsidiaries                                       $  6,061        $ 13,000        $ 14,750
Interest income                                                      1,072             133               3
Interest expense                                                    (2,444)           (981)         (1,044)
Operating expenses                                                  (1,668)         (1,477)         (1,695)
                                                                  --------        --------        --------
Income before income tax and equity in
  earnings of subsidiaries                                           3,021          10,675          12,014
Federal income tax benefit                                           1,076             817             959
                                                                  --------        --------        --------
Income before equity in earnings of subsidiaries                     4,097          11,492          12,973
Earnings of subsidiaries in excess of (less than) dividends          9,834             812          (2,805)
                                                                  --------        --------        --------
Net income                                                        $ 13,931        $ 12,304        $ 10,168
                                                                  ========        ========        ========


                        CONDENSED STATEMENT OF CASH FLOWS


                                                                                           YEAR ENDED DECEMBER 31,
                                                                                           -----------------------
                                                                                  2000              1999              1998
                                                                                  ----              ----              ----
Cash flows from operating activities:
Net income                                                                      $ 13,931          $ 12,304          $ 10,168
Adjustments to reconcile net income to net cash provided by operations:
Amortization and depreciation                                                        669               633               621
(Increase) decrease in other assets                                                 (244)           (1,636)            1,009
Increase (decrease) in other liabilities                                          (5,482)              495              (304)
Earnings less than (in excess of) dividends                                       (9,832)             (812)            2,805
                                                                                --------          --------          --------
Net cash provided by operating activities                                           (958)           10,984            14,299
                                                                                --------          --------          --------
Cash flows from investing activities:
Acquisition of Milton Federal Financial Corp.                                      4,661                --                --
Investment in subsidiaries                                                       (23,195)           (2,669)               --
Decrease (increase) in subordinated debt and repurchase
  agreement with subsidiary                                                           --             4,000            (6,000)
                                                                                --------          --------          --------
Net cash provided by (used for) investing activities                             (18,534)            1,331            (6,000)
                                                                                --------          --------          --------
Cash flows from financing activities:
Issuance of common stock                                                          14,530             2,220               203
Increase (decrease) in long-term debt                                              1,750            (7,500)           (1,250)
Issuance of junior subordinated debentures to subsidiary                              --            20,619                --
Cash dividends paid                                                               (4,652)           (4,401)           (4,333)
Purchase of treasury stock                                                        (3,716)           (9,942)           (3,394)
Treasury shares issued and other                                                     389               286             1,138
                                                                                --------          --------          --------
Net cash provided by (used in) financing activities                                8,301             1,282            (7,636)
                                                                                --------          --------          --------
Net increase (decrease) in cash                                                  (11,191)           13,597               663
Cash, beginning of period                                                         14,260               663                --
                                                                                --------          --------          --------
Cash, end of period                                                             $  3,069          $ 14,260          $    663
                                                                                ========          ========          ========


         The Parent Company paid $5,700, $5,700 and $6,100 for income taxes in 2000, 1999 and 1998, respectively, and $2,494, $623 and $1,064 for interest in 2000, 1999 and 1998, respectively.

22.  COMPREHENSIVE INCOME:

         Other comprehensive income for the years ended December 31, 2000, 1999 and 1998 consists of the following:

                                                             2000                 1999                 1998
                                                             ----                 ----                 ----
Unrealized holding gains (losses) on available-
  for-sale securities arising during period                $ 10,320             $(11,826)            $ (2,370)
Tax (expense) or benefit                                     (3,612)               4,139                  812
                                                           --------             --------             --------
Net of tax amount                                             6,708               (7,687)              (1,558)
                                                           --------             --------             --------
Less: Reclassification adjustment for
  gains included in net income                                 (240)                (318)                 (34)
         Tax expense                                             84                  111                   12
                                                           --------             --------             --------
         Net of tax amount                                     (156)                (207)                 (22)
                                                           --------             --------             --------
Net unrealized gains (losses) on available-for-
  sale securities                                          $  6,552             $ (7,894)            $ (1,580)
                                                           ========             ========             ========


23.      SEGMENT REPORTING:

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

         The reported line of business results reflect the underlying core operating performance within the business units. Parent and Other includes activities that are not directly attributed to the identified lines of business and is comprised of the parent company, its special purpose trust subsidiary, inter-company eliminations and significant non-recurring items of income and expense company-wide. Substantially all of the Company's assets are part of the community banking line of business. Selected segment information is included in the following table:

                                                                     INVESTMENT
                                                  COMMUNITY          AND FUNDS         PARENT AND
                                                   BANKING           MANAGEMENT           OTHER               TOTAL
                                                   -------           ----------           -----               -----

2000:
Net interest income                                $42,080            $    10            $(1,311)            $40,779
Provision for possible loan losses                   1,800                 --                 --               1,800
                                                   -------            -------            -------             -------
Net interest income after provision for
  possible loan losses                              40,280                 10             (1,311)             38,979
Non-interest income                                  9,033              4,088                 --              13,121
Non-interest expense                                27,164              2,761              1,692              31,617
                                                   -------            -------            -------             -------
Income (loss) before income taxes                   22,149              1,337             (3,003)             20,483
Income tax expense (benefit)                         7,127                504             (1,079)              6,552
                                                   -------            -------            -------             -------
Net income (loss)                                  $15,022            $   833            $(1,924)            $13,931
                                                   =======            =======            =======             =======

1999:
Net interest income                                $39,293            $    11            $  (837)            $38,467
Provision for possible loan losses                   1,580                 --                 --               1,580
                                                   -------            -------            -------             -------
Net interest income after provision for
  possible loan losses                              37,713                 11               (837)             36,887
Non-interest income                                  7,550              3,203                 --              10,753
Non-interest expense                                25,728              2,446              1,477              29,651
                                                   -------            -------            -------             -------
Income (loss) before income taxes                   19,535                768             (2,314)             17,989
Income tax expense (benefit)                         6,201                298               (814)              5,685
                                                   -------            -------            -------             -------
Net income (loss)                                  $13,334            $   470            $(1,500)            $12,304
                                                   =======            =======            =======             =======


24.  NEW ACCOUNTING PRONOUNCEMENTS:

         In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133 (as amended by SFAS No. 138), "Accounting for Derivative Instruments and Hedging Activities" was issued. These statements establish accounting and reporting standards for derivative instruments and for hedging activities. The provisions of these statements are to be implemented in the first quarter of 2001 and will impact the accounting for the Company's interest rate swap transactions that had a total notional amount of $64,375 at December 31, 2000. The impact on the Company's consolidated financial statements from the adoption of SFAS No. 133 as of January 1, 2001 was to decrease accumulated other comprehensive income by $643, increase other liabilities by $989 and increase other assets by $346.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is not expected to have a material effect on the Company's earnings or financial condition.

25.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

         The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2000 and 1999:

                                                           FIRST             SECOND              THIRD             FOURTH
                                                          QUARTER            QUARTER            QUARTER            QUARTER
                                                          -------            -------            -------            -------
(Dollars in thousands, except per share amounts)

2000:
Interest income                                           $24,055            $25,919            $30,794            $30,957
Net interest income                                         9,611              9,593             10,824             10,751
Provision for possible loan losses                            450                450                450                450
Income before income taxes                                  4,449              4,578              5,729              5,727
Net income                                                  3,074              3,147              3,842              3,868
Basic and diluted earnings per share                      $   .39            $   .40            $   .44            $   .44


1999:
Interest income                                           $21,371            $21,744            $22,045            $22,954
Net interest income                                         9,401              9,739              9,591              9,736
Provision for possible loan losses                            350                375                405                450
Income before income taxes                                  4,157              4,531              4,555              4,746
Net income                                                  2,841              3,091              3,152              3,220
Basic and diluted earnings per share                      $   .34            $   .37            $   .39            $   .40

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

                                        *

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                        *

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                        *








* Reference is made to the information under the captions "Election of Directors," "Executive Officers," "Executive Compensation, "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2001, which is incorporated by this reference into this annual report.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


         (a)  (1) Financial Statements

              BancFirst Ohio Corp. and Subsidiaries:
                  Report of Independent Accountants
                  Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Income for the Years Ended December
                       31, 2000, 1999 and 1998
                  Consolidated Statements of Changes in Shareholders' Equity for
                       the Years Ended December 31, 2000, 1999 and 1998
                  Consolidated Statements of Cash Flows for the Years ended
                       December 31, 2000, 1999 and 1998
                  Notes to Consolidated Financial Statements

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

                                       BANCFIRST OHIO CORP.

                                       By:  (Signed)/s/William F. Randles
                                            ------------------------------
                                            William F. Randles
                                            Director and Chairman of the Board
Dated:   Zanesville, Ohio
         March 8, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                           Title                              Date
----------                                           -----                              ----

(Signed)/s/Philip E. Burke                           Director                           March 8, 2001
------------------------------------
Philip E. Burke

(Signed)/s/Gary N. Fields                            Director and Chief                 March 8, 2001
------------------------------------                 Executive Officer
Gary N. Fields


(Signed)/s/James L. Nichols                          Director                           March 8, 2001
------------------------------------
James L. Nichols

(Signed)/s/James H. Nicholson                        Director                           March 8, 2001
------------------------------------
James H. Nicholson


(Signed)/s/Karl C. Saunders                          Director                           March 8, 2001
------------------------------------
Karl C. Saunders

(Signed)/s/William T. Stewart                        Director                           March 8, 2001
------------------------------------
William T. Stewart


(Signed)/s/J.W. Straker, Jr..                        Director                           March 8, 2001
------------------------------------
J. W. Straker, Jr.


(Signed)/s/William F. Randles                        Director and Chairman              March 8, 2001
------------------------------------                 of the Board
William F. Randles


(Signed)/s/Kim M. Taylor                             Chief Financial Officer and        March 8, 2001
------------------------------------                 Chief Accounting Officer
Kim M. Taylor

                             Exhibit List and Index
                         BancFirst Ohio Corp. Form 10-K
                      for the year ended December 31, 2000


                                                                                                                     SEQUENTIALLY
EXHIBIT NO.         DESCRIPTION                                                                                      NUMBERED PAGE
-----------         -----------                                                                                      -------------

3.1                 Articles of Incorporation of the Company, as amended (incorporated by reference to
                    Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1991, Exhibit
                    3.3 to the Company's form 10-K for the year ended December 31, 1992 and Exhibit 3.6 to                ---
                    the Company's Form 10-K for the year ended December 31, 1994).

3.2                 Code of Regulations of the Company, as amended (incorporated by reference to Exhibit
                    3.2 to the Company's form 10-K for the year ended December 31, 1991, Exhibit 3.4 to the
                    Company's Form 10-K for the year ended December 31, 1992 an Exhibit 3.5 to the                        ---
                    Company's Form 10-K for the ended December 31, 1993).

10.1                Loan Agreement by and between the Company and LaSalle National Bank dated August 14,
                    1996 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement               ---
                    on Form S-3, Registration No. 333-06707).

10.2                Indenture of the Company relating to the Junior Subordinated Debentures (incorporated
                    by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4,                      ---
                    Registration Statement No. 333-30570).

10.3                Amended and Restated Trust Agreement of BFOH Capital Trust I (incorporated  by reference
                    to the Company's Registration Statement on Form S-4, Registration Statement No.                       ---
                    333-30570).

10.4                Agreement and Plan of Reorganization dated January 13, 2000 by and among the Company,
                    FNB, Milton Federal Financial Corporation and Milton Federal Savings Bank (incorporated
                    by reference to the exhibit to the Company's Current Report on Form 8-K filed January                 ---
                    21, 2000).

*10.5               Second Amendment to Loan Agreement by and between the Company and LaSalle National Bank
                    dated September 29, 2000.                                                                             ---

10.6                Form of Executive Retention Plan entered into and between the Company and certain of
                    its executive offices (incorporated by reference to the Company's Form 10-Q for the                   ---
                    quarter ended March 31, 2000).

10.7                1997 Omnibus Stock Incentive Plan filed as Exhibit A to the Company's proxy statement
                    on Schedule 14A related to the Company's Annual Meeting held on April 23, 1998.                       ---

*21.1               Subsidiaries of the Company                                                                           ---

*23.1               Consent of PricewaterhouseCoopers LLP                                                                 ---

-------------------
*Filed herewith.