Form 10-Q
period 2001-03-31
BANCFIRST OHIO CORP
filed 2001-05-14
CIK 868572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                                  Outstanding as of May 11, 2001
          -----                                  ------------------------------
  Common Stock, No Par Value                               8,769,000

                                      INDEX
                              BANCFIRST OHIO CORP.



PART I. FINANCIAL INFORMATION                                                         PAGE NO.
                                                                                      --------

         Item 1. Financial Statements

                  Consolidated Balance Sheet....................................          3

                  Consolidated Statement of Income..............................          4

                  Consolidated Statement of Cash Flows..........................          5

                  Notes to Consolidated Financial Statements....................          6-7

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations............................................          8-19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............          20

PART II. OTHER INFORMATION

         Other Information .....................................................          21

         Item 1. Legal Proceedings
         Item 2. Changes in Securities and Use of Proceeds
         Item 3. Defaults upon Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K
                  (a) Exhibits on Item 601 of Regulation S-K


Signatures .....................................................................          22

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                              BANCFIRST OHIO CORP.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         March 31,       December 31,
                                                                           2001             2000
                                                                        (Unaudited)
                                                                        ------------   ----------------
                                 ASSETS:
Cash and due from banks                                                 $    28,895    $    32,511
Federal funds sold                                                           33,044         30,159
Securities held-to-maturity, at amortized cost (approximate fair
value of $12,923 and $13,496 in 2001 and 2000, respectively)                 12,766         13,453
Securities available-for-sale, at fair value                                312,751        316,793
                                                                        -----------    -----------
       Total securities                                                     325,517        330,246
                                                                        -----------    -----------
Loans, net of unearned income                                             1,091,442      1,089,651
Allowance for possible loan losses                                          (10,169)       (10,150)
                                                                        -----------    -----------
       Net loans                                                          1,081,273      1,079,501
                                                                        -----------    -----------
Bank premises and equipment, net                                             18,357         18,385
Accrued interest receivable                                                  10,142         10,503
Intangible assets                                                            21,390         21,889
Other assets                                                                 36,413         36,407
                                                                        -----------    -----------
       Total assets                                                     $ 1,555,031    $ 1,559,601
                                                                        ===========    ===========

                               LIABILITIES:

Deposits:
       Non-interest-bearing deposits                                    $    74,998    $    76,833
       Interest-bearing deposits                                          1,054,934      1,036,722
                                                                        -----------    -----------
           Total deposits                                                 1,129,932      1,113,555
Federal funds purchased                                                        --             --
Federal Home Loan Bank advances and other borrowings                        299,863        325,368
Accrued interest payable                                                      7,027          6,343
Other liabilities                                                             8,427          7,193
                                                                        -----------    -----------
            Total liabilities                                             1,445,249      1,452,459
                                                                        -----------    -----------

                          SHAREHOLDERS' EQUITY:

Common stock, no par value, 20,000,000 shares authorized,
  9,534,261 and 9,517,612 shares issued in 2001 and 2000,
  respectively                                                               87,059         86,855
Retained earnings                                                            41,469         38,898
Accumulated other comprehensive income - unrealized
  holding losses on securities available-for-sale, net                         (154)        (1,782)
Unrealized holding losses on derivatives                                     (1,218)          --
Treasury stock, 766,310 and 734,629 shares, at cost,
  in 2001 and 2000, respectively                                            (17,374)       (16,829)
                                                                        -----------    -----------
Total shareholders' equity                                                  109,782        107,142
                                                                        -----------    -----------
     Total liabilities and shareholders' equity                         $ 1,555,031    $ 1,559,601
                                                                        ===========    ===========


The accompanying notes are an integral part of the financial statements.

                              BANCFIRST OHIO CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATE)


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                2001       2000
                                                              -------    -------
Interest Income:
   Interest and fees on loans                                 $23,684    $18,025
   Interest and dividends on securities:
      Taxable                                                   5,728      5,606
      Tax-exempt                                                  336        421
   Other interest income                                          536          3
                                                              -------    -------
              Total interest income                            30,284     24,055
                                                              -------    -------

Interest expense:
   Deposits                                                    14,244      8,256
   Borrowings                                                   4,967      6,188
                                                              -------    -------
               Total interest expense                          19,211     14,444
                                                              -------    -------
               Net interest income                             11,073      9,611
Provision for possible loan losses                                465        450
                                                              -------    -------
               Net interest income after
                   provision for possible loan losses          10,608      9,161
                                                              -------    -------

Other income:
   Trust and custodian fees                                       592        650
   Financial planning fees                                        299        347
   Customer service fees                                          604        528
   Gain on sale of loans                                          708        615
   Other                                                        1,110        833
   Investment securities gains, net                               103       --
                                                              -------    -------
             Total other income                                 3,416      2,973
                                                              -------    -------

Other expense:
   Salaries and employee benefits                               4,470      4,417
   Net occupancy expense                                          559        527
   Amortization of intangibles                                    501        351
   Other                                                        2,779      2,390
                                                              -------    -------
              Total other expense                               8,309      7,685
                                                              -------    -------
   Income before income taxes                                   5,715      4,449
   Provision for Federal income taxes                           1,867      1,375
                                                              -------    -------
Net income                                                    $ 3,848    $ 3,074
                                                              =======    =======

Basic and diluted earnings per share                          $  0.44    $  0.39
                                                              =======    =======

Weighted average common shares outstanding:

     Basic                                                      8,789      7,938
                                                              =======    =======
     Diluted                                                    8,822      7,953
                                                              =======    =======

Cash dividends per common share                               $ 0.145    $ 0.138
                                                              =======    =======


The accompanying notes are an integral part of the financial statements.

                              BANCFIRST OHIO CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                             --------------------
                                                                               2001        2000
                                                                             --------    --------
Cash flows from operating activities:
   Net income                                                                $  3,848    $  3,074
   Adjustments to reconcile net income to net cash provided by operations:
   Depreciation and amortization                                                1,274       1,407
   Provision for possible loan losses                                             465         450
   Gain on sale of assets                                                        (819)       (694)
   Increase (decrease) in interest receivable                                     361        (305)
   Increase in other assets                                                      (584)     (1,820)
   Increase in interest payable                                                   684         342
   Increase (decrease) in other liabilities                                      (639)      1,719
   FHLB stock dividend                                                           (384)       (279)
                                                                             --------    --------
      Net cash provided by operating activities                                 4,206       3,894
                                                                             --------    --------

Cash flows from investing activities:
   Increase in federal funds sold and short term investments                   (2,885)        (10)
   Proceeds from maturities of securities held-to-maturity                        678         757
   Proceeds from maturities and sales of securities available-for-sale         11,468       4,359
   Purchase of securities available-for-sale                                   (4,462)    (24,067)
   Increase in loans, net                                                     (14,280)    (42,022)
   Purchases of equipment and other assets                                       (491)       (535)
   Proceeds from sale of loans                                                 12,896      10,263
                                                                             --------    --------
           Net cash provided by (used in) investing activities                  2,924     (51,255)
                                                                             --------    --------

Cash flows from financing activities:
  Increase in federal funds purchased                                            --         2,100
  Increase (decrease) in Federal Home Loan Bank advances and other
     borrowings                                                               (25,505)     35,500
  Net increase in deposits                                                     16,377       8,191
  Cash dividends paid                                                          (1,278)     (1,071)
  Purchase of stock, net                                                         (340)     (2,893)
                                                                             --------    --------
           Net cash provided by (used in) financing activities                (10,746)     41,827
                                                                             --------    --------

           Net decrease in cash and due from banks                             (3,616)     (5,534)

Cash and due from banks, beginning of period                                   32,511      32,191
                                                                             --------    --------

Cash and due from banks, end of period                                       $ 28,895    $ 26,657
                                                                             ========    ========

Supplemental cash flow disclosures:
   Income taxes paid                                                         $     --    $     --
                                                                             ========    ========
   Interest paid                                                             $ 18,527    $ 14,102
                                                                             ========    ========

The accompanying notes are an integral part of the financial statements

                              BANCFIRST OHIO CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of BancFirst Ohio Corp. ("Company"), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000 for additional disclosures, including a summary of the Company's accounting policies. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

1)   BASIS OF PRESENTATION:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

2)   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133 (as amended by SFAS No. 138), "Accounting for Derivative Instruments and Hedging Activities" was issued. These statements establish accounting and reporting standards for derivative instruments and for hedging activities. The provisions of these statements were implemented in the first quarter of 2001 and impacted the accounting for the Company's interest rate swap transactions that had a total notional amount of $63,125 and $64,375 at March 31, 2001 and December 31, 2000, respectively. The impact on the Company's consolidated financial statements from the adoption of SFAS No. 133 as of March 31, 2001 and for the period then ended was to decrease net income by $20, decrease accumulated other comprehensive income by $1,218, increase other liabilities by $1,904 and increase other assets by $666.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SAFS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is not expected to have a material effect on the Company's earnings or financial condition.

3)   ACQUISITION

     On June 20, 2000, the Company completed the acquisition of Milton Federal Financial Corporation ("Milton"). In connection with the acquisition, the Company issued 965 common shares having a total value of approximately $14,243 and paid cash of $14,073 to the Milton shareholders. The acquisition is being accounted for as a purchase. Accordingly, Milton's results of operations have been included from the date of acquisition. Total assets added from this acquisition approximated $259,194. The following summarizes the pro-forma results of operations for the three months ended March 31, 2000 as if Milton had been acquired as of the beginning of such period:

                      (in thousands, expect per share amounts)
                    -------------------------------------------
                     Net interest income          $ 11,433
                     Net income                      3,415
                     Basic earnings per share          .41
                     Diluted earnings per share        .41

4)   COMPUTATION OF EARNINGS PER SHARE

     The computation of earnings per share is as follows. All share and per share amounts for the three months ended March 31, 2000 have been adjusted to give retroactive effect to the 5% stock dividend paid October 31, 2000.

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                 -------------------------
                                                     2001        2000
                                                 ---------      ----------
Actual weighted average common
  shares outstanding                                8,789        7,938

Dilutive common stock equivalents:
   Stock options                                       13         --
   Bonus shares - Company match                        20           15
                                                   ------       ------

Weighted average common shares
 outstanding adjusted for dilutive common
 stock equivalents                                  8,822        7,953
                                                   ======       ======

Net income                                         $3,848       $3,074
                                                   ======       ======

Basic earnings per share                           $ 0.44       $ 0.39
                                                   ======       ======

Diluted earnings per share                         $ 0.44       $ 0.39
                                                   ======       ======


5)   COMPREHENSIVE INCOME

     The Company's comprehensive income, determined in accordance with SFAS No. 130, was $4,258 and $2,942 for the three months ended March 31, 2001 and 2000, respectively.

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

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its Banking Subsidiary operate); competition for the Company's customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates; prepayments of loans and securities; material unforeseen changes in the liquidity, results of operations, or other financial position of the Company's customers; and other risks detailed in the Company's Form 10-K for the year ended December 31, 2000 and its other filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

BANCFIRST OHIO CORP.
SELECTED FINANCIAL DATA:
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               AT OR FOR THE THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                2001                 2000
                                                         -------------          ------------
STATEMENT OF INCOME DATA
     Interest Income                                     $      30,284          $      24,055
     Interest expense                                           19,211                 14,444
                                                         -------------          -------------
     Net interest income                                        11,073                  9,611
     Provision for possible loan losses                            465                    450
     Non-interest income                                         3,416                  2,973
     Non-interest expense                                        8,309                  7,685
                                                         -------------          -------------
     Income before income taxes                                  5,715                  4,449
     Provision for Federal Income taxes                          1,867                  1,375
                                                         -------------          -------------
     Net income                                          $       3,848          $       3,074
                                                         =============          =============

PER SHARE DATA:
     Basic earnings per share                            $        0.44          $        0.39
     Diluted earnings per share                                   0.44                   0.39
     Dividends                                                    0.15                   0.14
     Book value                                                  12.52                  10.09
     Tangible book value                                         10.08                   8.52

BALANCE SHEET DATA:
     Total assets                                        $   1,555,031          $   1,321,036
     Loans                                                   1,091,442                881,911
     Allowance for possible loan losses                         10,169                  7,761
     Securities                                                325,517                350,050
     Deposits                                                1,129,932                807,367
     Borrowings                                                299,863                423,098
     Shareholders' equity                                      109,782                 79,086

PERFORMANCE RATIOS (1):
     Return on average assets                                     1.00%                  0.96%
     Return on average equity                                    14.24                  15.52
     Tangible return on average tangible equity                  19.79                  20.14
     Net interest margin                                          3.13                   3.30
     Interest rate spread                                         2.76                   3.01
     Non-interest income to average assets                        0.89                   0.93
     Non-interest expense to average assets                       2.03                   2.30
     Efficiency ratio (2)                                        53.55                  57.19

ASSET QUALITY RATIOS:
     Non-performing loans to total loans                          1.03%                  0.73%
     Non-performing assets to total assets                        0.78                   0.51
     Allowance for possible loan losses to total loans            0.93                   0.88
     Allowance for possible loan losses to
        non-performing loans                                     90.88                  119.9
     Net charge-offs to average loans (1)                         0.17                   0.06

CAPITAL RATIOS:
     Shareholders' equity to total assets                         7.06%                  5.99%
     Tier 1 capital to average assets                             7.12                   7.48
     Tier 1 capital to risk-weighted assets                      10.29                  10.74


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


                                                                          THREE MONTHS ENDED MARCH 31,
                                                             2001                                              2000
                                         ---------------------------------------------     ----------------------------------------
                                         Average          Income/           Yield/          Average       Income/         Yield/
                                          Balance          Expenses        Cost (1)         Balance       Expenses      Cost (1)
                                         -----------      -----------     ------------     -----------   -----------   ------------
                                                                              (Dollars in thousands)
SECURITIES:
     Taxable                              $ 303,880        $   5,728             7.64%      $ 303,849     $   5,605          7.42%
     Tax-exempt (3)                          26,299              519             8.00          29,869           647          8.71
                                          ---------        ---------                        ---------     ---------
     Total securities                       330,179            6,247             7.67         333,718         6,252          7.53

LOANS (2):
     Commercial                             491,488           11,144             9.20         425,356         9,466          8.95
     Real estate                            471,176            9,548             8.22         336,158         6,362          7.61
     Consumer                               129,026            3,004             9.44         104,302         2,212          8.53
                                          ---------        ---------                        ---------     ---------
     Total loans                          1,091,690           23,696             8.80         865,816        18,040          8.38

Federal funds sold                           38,334              536             5.67             163             3          7.40
                                          ---------        ---------                        ---------     ---------

Total earning assets (3)                  1,460,203        $  30,479             8.47%      1,199,697     $  24,295          8.14%
                                                           ---------                                      ---------

Non-interest earning assets                 101,132                                            85,005
                                         ----------                                        ----------
Total assets                             $1,561,335                                        $1,284,702
                                         ==========                                        ==========

INTEREST-BEARING DEPOSITS:
     Demand and savings deposits         $  253,052        $   1,921             3.08%      $ 230,144     $   1,614          2.82%
     Time deposits                          798,555           12,323             6.26         492,702         6,642          5.42
                                         ----------        ---------                       ----------     ---------
     Total deposits                       1,051,607           14,244             5.49         722,846         8,256          4.59

Borrowings                                  313,709            4,967             6.42         409,548         6,188          6.08
                                         ----------        ---------                       ----------     ---------

Total interest-bearing liabilities        1,365,316           19,211             5.71       1,132,394        14,444          5.13
                                                           ---------                                      ---------

Non interest-bearing deposits                72,112                                            63,743
                                          ---------                                        ----------

Subtotal                                  1,437,428                                         1,196,137

Accrued expenses and other                   14,340                                             8,881
liabilities                               ---------                                        ----------

Total liabilities                         1,451,768                                         1,205,018

Shareholders' equity                        109,567                                            79,684
                                          ---------                                        ----------

Total liabilities and shareholders'     $ 1,561,335                                        $1,284,702
equity                                  ===========                                        ==========

Net interest income and interest
rate spread (4)                                            $  11,268              2.76%                   $   9,851           3.01%
                                                           =========             =====                    =========
Net interest margin (5)                                                           3.13%                                       3.30%
                                                                                 =====                                        ====

Average interest-earning assets
  to average interest-bearing                 106.9%                                            105.9%
  liabilities                                ======                                             =====


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


                                                 THREE MONTHS ENDED MARCH 31,
                                                         2001 VS. 2000
                                                        (IN THOUSANDS)
                                                     INCREASE (DECREASE)
                                            -----------    ----------   ----------
                                               VOLUME        RATE          TOTAL
                                            -----------    ----------    ---------
Interest-earning assets:
Securities:
   Taxable                                 $       --      $   123      $   123
   Non-taxable                                    (76)         (52)        (128)
                                              -------      -------      -------
             Total securities                     (76)          71           (5)
                                              -------      -------      -------

Loans:
   Commercial                                   1,427          251        1,678
   Real estate                                  2,659          527        3,186
   Consumer                                       546          246          792
                                              -------      -------      -------
             Total loans                        4,632        1,024        5,656
                                              -------      -------      -------
Federal funds sold                                534           (1)         533
                                              -------      -------      -------

Total interest-earning assets (1)               5,090        1,094        6,184
                                              -------      -------      -------

Interest-bearing liabilities:
Deposits:
   Demand and savings deposits                    160          147          307
   Time deposits                                4,550        1,131        5,681
                                              -------      -------      -------
Total interest-bearing deposits                 4,710        1,278        5,988
Borrowings                                     (1,543)         322       (1,221)
                                              -------      -------      -------

Total interest-bearing liabilities              3,167        1,600        4,767
                                              -------      -------      -------

Net interest income                           $ 1,923      $  (506)     $ 1,417
                                              =======      =======      =======

(1)  Computed on a fully tax-equivalent basis, assuming a tax rate of 35%.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
2000

     Net Income. Net income for the three months ended March 31, 2001 increased 25.2% to $3.8 million compared to net income of $3.1 million for the three months ended March 31, 2000. Basic and diluted earnings per share in the first quarter of 2001 equaled $0.44, compared to $0.39 for the same period in 2000. Net interest income increased 15.2% in the three months ended March 31, 2001 as compared to the same period in 2000, while non-interest income increased 14.9%. Non-interest expense increased 8.1%, while the provision for possible loan losses increased 3.3% from the comparative year ago period. The Company's net interest margin decreased to 3.13% for the first quarter of 2001, compared to 3.30% for the same period in 2000. The Company experienced a steady decline in its net interest margin throughout 2000, primarily due to increases in short-term market interest rates, increases in borrowing spreads, inversion of the yield curve and competitive pricing pressures for deposits. Recent as well as potential future declines in interest rates are expected to have a stabilizing effect on the net interest margin over the course of 2001. The increase in non-interest income related primarily to increases in other fee income that were offset in part by decreases in trust and custodian and financial planning fees. Non-interest expense increased primarily due to expenses added by Milton. The

Company's return on average assets and return on average equity were 1.00% and 14.24%, respectively, in the first quarter of 2001, compared to 0.96% and 15.52%, respectively, in the first quarter of 2000.

     Interest Income. Total interest income increased 25.9% to $30.3 million for the three months ended March 31, 2001, compared to $24.1 million for the first quarter of 2000. This increase was attributed to a $260.5 million, or 21.7%, increase in average earning assets as well as a 33 basis point increase in the average yield on interest-earning assets. The increase in average earning assets was due primarily to assets added from the Milton acquisition. The Company's yield on average loans was 8.80% for the three months ended March 31, 2001 and 8.38% for the comparable year ago period. This increase resulted primarily from higher market interest rates throughout 2000, while decreases in market interest rates during the first quarter of 2001 have not yet fully impacted loan yields. Yields on the investment portfolio increased from 7.53% during the first quarter of 2000 to 7.67% during the first quarter of 2001, also benefiting primarily from increased market interest rates during 2000.

     Interest Expense. Total interest expense increased 33.0% to $19.2 million for the three months ended March 31, 2001, compared to $14.4 million for the three months ended March 31, 2000. Interest expense increased due to a 20.6% increase in the average balance of interest-bearing liabilities as well as a 58 basis point increase in the Company's cost of funds.

     The Company's cost of funds increased to 5.71% in the three months ended March 31, 2001 compared to 5.13% in the same period of 2000. As with loan yields discussed above, the increase in the cost of funds resulted primarily from increases in short-term interest rates during 2000. With the decline in short-term market interest rates during the first quarter of 2001, the Company has experienced a reduction in its average cost of funds as compared to the fourth quarter of 2000 as a result of the maturity of higher costing certificates of deposit that are being renewed at lower current rates.

     Provision for Possible Loan Losses. The provision for possible loan losses was $465,000 for the three months ended March 31, 2001, compared to $450,000 in the first quarter of 2000. The provision for possible loan losses was considered sufficient by management for maintaining an adequate allowance for possible loan losses. The increased provision in 2001 resulted primarily from continued increases in, as well as a change in the mix of, the loan portfolio.

     Non-Interest Income. Total non-interest income increased $443,000 for the three months ended March 31, 2001, compared to the same period a year ago. The following table sets forth the Company's non-interest income for the periods indicated:

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                                  (IN THOUSANDS)
                                           ------------------------------
                                               2001             2000
                                           -------------    -------------
Trust and custodian fees                   $    592         $    650
Financial planning fees                         299              347
Customer service fees                           604              528
Gains on sales of loans                         708              615
Investment securities gains, net                103               --
Other                                         1,110              833
                                           --------         --------
       Total                               $  3,416         $  2,973
                                           ========         ========


     Trust and custodian fees decreased 8.9% to $592,000 in the first quarter of 2001 from $650,000 in the first quarter of 2000 while financial planning fees decreased 13.8% to $299,000 in the first quarter of 2001 from $347,000 in the first quarter of 2000. These decreases are primarily due to market conditions that have adversely affected sales of retail investment products, as well as, the market value of assets under management.

     Customer service fees, representing service charges on deposits and fees for other banking services, increased $76,000 to $604,000 in the first quarter of 2001 from $528,000 in the first quarter of 2000. Milton contributed $56,000 to the 2001 results.

     Gains on sales of loans totaled $708,000 for the three months ended March 31, 2001 compared to $615,000 for the three months ended March 31, 2000. During the first quarter of 2001, the Company sold $6.2 million of the guaranteed portion of its SBA and other government guarantee loan originations in the secondary market compared to $8.6 million during the first quarter of 2000, realizing gains of $600,000 in both periods. Also, the Company recorded gains of $108,000 from the sales of residential loans during the first quarter of 2001 compared to $15,000 in 2000. Residential loan sale activity increased in the first quarter of 2001 compared to the year ago period as a result of lower market interest rates.

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

     Investment securities gains of $103,000 were realized during the first quarter of 2001 as a result of improved market conditions.

     Other income increased $277,000 to $1.1 million in the first quarter of 2001 compared to $833,000 in the first quarter of 2000. This increase was primarily attributable to SBA net servicing income which increased $164,000 primarily due to a decrease in the amortization of servicing assets caused by lower prepayment levels, a $43,000 increase in residential mortgage loan servicing income and a $37,000 increase in earnings on bank owned life insurance.

     Non-Interest Expense. Total non-interest expense increased $624,000 to $8.3 million in the three months ended March 31, 2001, compared to $7.7 million in the three months ended March 31, 2000. Excluding non-interest expense attributed to Milton, total non-interest expense increased $54,000 or .7%. The following table sets forth the Company's non-interest expense for the periods indicated:


                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                               -----------------------------
                                                  2001             2000
                                               ------------    -------------
                                                        (IN THOUSANDS)

Salaries and employee benefits                  $    4,470     $      4,417
Net occupancy expense                                  559              527
Furniture, fixtures and equipment                      291              242
Data processing                                        399              314
Taxes other than income taxes                          243              238
Federal deposit insurance                               54               42
Amortization of goodwill and other intangibles         501              351
Other                                                1,792            1,554
                                               -----------     ------------
          Total                                $     8,309     $      7,685
                                               ===========     ============


         Salaries and employee benefits increased 1.2% to $4.5 million and represented approximately 57.2% of total operating expenses (non-interest expense less amortization of intangibles) in the three months ended March 31, 2001 compared to 60.2% in the first quarter of 2000. The average full time equivalent staff increased 6.6% from 378 in 2000 to 403 in 2001 primarily due to employees added by Milton.

     Net occupancy expense increased to $559,000 in the first quarter of 2001 from $527,000 in the first quarter of 2000 primarily due to additional expenses attributed to Milton.

     Furniture, fixtures and equipment expense increased $49,000, for the first quarter of 2001. The increase was primarily due to depreciation expense attributed to fixed assets added by the Milton acquisition.

     Data processing expense increased $85,000, or 27.1%, in the first quarter of 2001 from the comparable period of 2000. Increased costs in 2001 resulted from higher software and maintenance costs related to technological enhancements to the Company's data processing systems.

     Taxes other than income taxes for the quarter ended March 31, 2001 were comparable to the expense for the year ago period.

     Federal deposit insurance expense increased $12,000 to $54,000 in 2001 from $42,000 in the first quarter of

2000, reflecting higher levels of deposits in 2001.

     Amortization of goodwill and other intangible assets increased $150,000 in the first quarter of 2001 compared to the year ago period primarily as a result of amortization of goodwill resulting from the acquisition of Milton in June 2000.

     Other non-interest expenses increased $238,000, or 15.3%, to $1.8 million during the first quarter of 2001 compared to $1.6 million in the first quarter of 2000. This increase was primarily attributed to costs associated with fee income generating activities as well as higher levels of legal expense associated with loan collection activities.

     The efficiency ratio is one method used in the banking industry to assess profitability. It is defined as non-interest expense less amortization expense divided by the net revenue stream, which is the sum of net interest income on a tax-equivalent basis and non-interest income excluding net investment securities gains or losses. The Company's efficiency ratio was 53.5% for the first quarter of 2001, compared to 57.2% for the comparable period in 1999. Controlling costs and improving productivity, as measured by the efficiency ratio, is considered by management a primary factor in enhancing performance.

     Provision for Income Taxes. The Company's provision for Federal income taxes was $1.9 million, or 32.7% of pretax income, for the three months ended March 31, 2001 compared to $1.4 million, or 30.9% of pretax income, for the three months ended March 31, 2000. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans, the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense, and earnings on bank- owned life insurance.

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

     Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as "other real estate owned" until such time as it is sold or otherwise disposed of. The Company owned $910,000 of such property at March 31, 2001 compared to $240,000 at March 31, 2000. Other real estate owned at March 31, 2001 consisted of $695,000 of single-family residential property and $215,000 of land.

     Non-performing loans totaled $11.2 million, or 1.03% of total loans, at March 31, 2001, compared to $6.5 million, or 0.73% of total loans, at March 31, 2000. Non-performing assets totaled $12.1 million, or 0.78% of total assets at March 31, 2001, compared to $6.7 million, or 0.51% of total assets at March 31, 2000. The increase in non-performing loans from March 31, 2000 resulted primarily from increases in non-performing single-family residential mortgage loans that totaled $8.0 million at March 31, 2001 compared to $3.8 million at March 31, 2000. The increase has resulted primarily from delinquency trends in general as well as loans added by Milton. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the tables below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms. The following is an analysis of the composition of non-performing assets and restructured loans:

                                                         MARCH 31,    MARCH 31,
                                                           2001         2000
                                                        ---------     ---------
                                                        (DOLLARS IN THOUSANDS)

Non-accrual                                               $ 5,859      $ 3,234
Accruing loans 90 days or more past due                     5,331        3,240
                                                          -------      -------
Total non-performing loans                                 11,190        6,474
Other real estate owned                                       910          240
                                                          -------      -------
Total non-performing assets                               $12,100      $ 6,714
                                                          =======      =======
Restructured loans                                        $ 2,898      $ 2,988
                                                          =======      =======

Non-performing loans to total loans                          1.03%        0.73%
Non-performing assets to total assets                        0.78%        0.51%
Non-performing loans plus restructured loans
   to total loans                                            1.29%        1.07%


     Restructured loans consist of one loan that was restructured in May 1999 and has been performing in accordance with its restructured terms since such time.

     The aggregate amounts of the Company's classified assets as of March 31, 2001 and 2000 were as follows:

                                             MARCH 31,
                                          (IN THOUSANDS)
                                      2001              2000
                                 ------------       ----------
Substandard                      $    21,383        $    9,820
Doubtful                                 107                50
                                 -----------        ----------
Total                            $    21,490        $    9,870
                                 ===========        ==========

     The increase in classified assets at March 31, 2001 compared to March 31, 2000 was attributed to a $3.2 million increase in residential real estate mortgage loans past due greater than 90 days that are classified as substandard, a $2.1 million increase in commercial real estate loans, a $3.2 million increase in commercial loans (principally SBA loans) and the classification of approximately $3.1 million of corporate debt securities. The largest classified asset at March 31, 2001 was the restructured loan, discussed previously.

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

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                   ----------------------------
                                                        2001            2000
                                                  ------------      -----------
                                                       (DOLLARS IN THOUSANDS)

Balance at beginning of period                     $    10,150     $     7,431
Provision charged to expense                               465             450
Loans charged-off                                         (505)           (252)
Recoveries of loans previously charged-off                  59             132
                                                   -----------     -----------
Balance at end of period                           $    10,169     $     7,761
                                                   ===========     ===========

Loans outstanding at end of period                 $ 1,091,442     $   881,911
Average loans outstanding                            1,091,690         865,816
Allowance as a percent of loans outstanding               0.93%           0.88%
Net charge-offs to average loans (annualized)             0.17%           0.06%
Allowance for possible loan losses to non-
performing loans                                          90.9%          119.9%


     The allowance for possible loan losses totaled $10.2 million at March 31, 2001, representing 0.93% of total loans, compared to $7.8 million at March 31, 2000, or 0.88% of total loans. Charge-offs represent the amount of loans actually removed as earning assets from the balance sheet due to uncollectibility. Amounts recovered on previously charged-off assets are netted against charge-offs, resulting in net charge-offs for the period. Net loan charge-offs for the three months ended March 31, 2001 were $446,000, compared to net charge-offs of $120,000 for the same period in 2000. The increase in net charge-offs for the 2001 period compared to 2000 is partially attributed to the historically low levels of charge-offs in the prior year as well as increases in delinquency trends in general.

     Charge-offs have been made in accordance with the Company's standard policy and have occurred primarily in the commercial and consumer loan portfolios.

     The allowance for possible loan losses as a percentage of non-performing loans ("coverage ratio") was 90.9% at March 31, 2001, compared to 119.9% at March 31, 2000. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the adequacy of the allowance by management, particularly given the extent to which the Company's non-performing loans consist of single-family residential mortgage loans.

COMPARISON OF MARCH 31, 2001 AND DECEMBER 31, 2000 FINANCIAL CONDITION

     Total assets amounted to $1.56 billion at March 31, 2001, a decrease of $4.6 million, or 0.3%, from December 31, 2000. Total investment securities decreased by $4.7 million to $325.5 million primarily as a result of sales of securities during the first quarter of 2001. The Company's general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its investment securities as available-for-sale. At March 31, 2001, 96.1% of the total investment portfolio was classified as available-for-sale, while those securities that the Company intends to hold to maturity represented the remaining 3.9%. This compares to 95.9% and 4.1% classified as available-for-sale and held to maturity, respectively, at December 31, 2000.

     Total loans increased $1.8 million to $1.09 billion at March 31, 2001. This increase consisted of a $7.7 million increase in commercial and commercial real estate loans, offset in part by a $4.7 million decrease in residential mortgage loans and a $1.1 million decrease in consumer loans.

     All other assets at March 31, 2001 were generally consistent with December 31, 2000 levels.

     Total deposits increased to $16.4 million from December 31, 2000 to March 31, 2001. The Company continues to emphasize growth in its existing retail deposit base, provided incremental deposit growth is cost effective compared to alternative funding sources. Total interest-bearing deposits accounted for 93.4% of total deposits at March 31, 2001, compared to 93.1% at December 31, 2000.

     Total borrowings, including federal funds purchased, decreased $25.5 million to $299.9 million at March 31, 2001, compared to $325.4 million at December 31, 2000. This decrease resulted primarily from the use of funding provided by increases in deposits to reduce short-term borrowings.

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

     The Company's principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB as well as other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. The investment portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $312.8 million were classified as available-for-sale as of March 31, 2001, representing 96.1% of the total investment portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity.

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

     On June 20, 2000 the Company completed the acquisition of Milton. In connection with the acquisition, the Company issued 964,829 common shares having a total value of approximately $14.2 million and paid cash of $14.1 million to the Milton shareholders. The acquisition is being accounted for as a purchase. Accordingly, Milton's results of operations have been included from the date of acquisition.

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

     The Company obtained a $15 million term loan with a financial institution in order to partially fund the 1996 acquisition of County Savings Bank. This loan, which was amended September 29, 2000, had an outstanding balance of $8.0 million at March 31, 2001. Under the terms of the loan agreement, the Company is required to make quarterly interest payments and annual principal payments of $1.0 million commencing in September 2001. The unpaid loan balance is due in full September 1, 2007. Also, the Company has pledged 67% of the stock of FNB as security for the loan. The loan agreement contains certain financial covenants which requires that (i) the Company maintain a minimum ratio of total capital to risk-weighted assets of 10%; (ii) each of the Company's banking subsidiaries, which represent greater than 10% of the Company's consolidated capital, maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, Tier 1 capital to average assets of 5.0% and total capital to risk-weighted assets of 10.0%; (iii) the Company maintain, on a consolidated basis, a minimum annualized return on average assets of not less than 0.75%; and (iv) the Company maintain, on a consolidated basis, a ratio of non-performing loans to equity capital of less than 25.0% and a minimum ratio of allowance for possible loan losses to non-performing loans of 75.0%. At March 31, 2001, the Company was in compliance with each of these financial covenants. The loan agreement also restricts the Company's ability to sell assets, grant security interests in the stock of its banking subsidiaries, merge or consolidate, and engage in business activity unrelated to banking.

     Shareholders' equity at March 31, 2001 was $109.8 million, compared to shareholders' equity at December 31, 2000 of $107.1 million, an increase of $2.6 million. This increase resulted primarily from the retention of earnings (net of dividends paid). The Company's Board of Directors has authorized a 350,000 common share repurchase program under which the Company has purchased 339,000 common shares. Additional repurchase authorizations are expected to be evaluated on an ongoing basis as an effective capital management tool.

     Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At March 31, 2001, the Company had a total risk-based capital ratio of 11.3%, of which 10.3% consisted of Tier 1 capital. The leverage ratio for the Company at March 31, 2001, was 7.1%.

     Cash dividends declared and paid to shareholders of the Company totaled $1.3 million, or $0.145 per share, during the first three months of 2001. This compares to dividends of $1.1 million, or $0.14 per share, for the same period in 2000. Cash dividends paid as a percentage of net income amounted to 33.0% and 35.4% for the three months ended March 31, 2001 and 2000, respectively.

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

                                     ITEM 3:

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Management's Discussion and Analysis - Interest Rate Risk Management" in the Company's Form 10-K for the year ended December 31, 2000. The following summarizes the Company's simulations of net interest income and net present value (NPV) as of December 31, 2000, the most recent period for which this information is available:


                                          PROJECTED      CHANGE FROM    % CHANGE FROM
CHANGE IN INTEREST RATES                   AMOUNT           BASE             BASE
------------------------                  ---------      -----------    -------------
Net Interest Income:
     200 basis point increase              $ 45,638       $   (637)      (1.4)%
     Base scenario-no change                 46,275             N/A        N/A
     200 basis point decrease                45,715           (559)      (1.2)

NPV:
     200 basis point increase                89,898        (21,320)     (19.2)
     Base scenario                          111,218             N/A        N/A
     200 basis point decrease               106,902         (4,316)       3.9


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         The proxy holders for the 2002 annual meeting of shareholders will use their discretion in voting on any and all matters brought before the 2002 annual meeting that were not provided to the Company in an advance notice on or prior to February 3, 2002.

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

                                   BancFirst Ohio Corp.
                                   (Registrant)

Date     May 14, 2001              (Signed) /s/ Gary N. Fields
         ------------              ---------------------------
                                   Gary N. Fields
                                   President and
                                   Chief Executive Officer


Date     May 14, 2001              (Signed) /s/ Kim M. Taylor
         ------------              --------------------------
                                   Kim M. Taylor
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)