Form 10-Q
period 2001-06-30
BANCFIRST OHIO CORP
filed 2001-08-10
CIK 868572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                                Yes X      No
                                   ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                           Outstanding as of August 10, 2001
         -----                           ---------------------------------
Common Stock, No Par Value                             8,742,000

                                      INDEX
                              BANCFIRST OHIO CORP.


PART I.  FINANCIAL INFORMATION                                                              PAGE NO.
                                                                                            --------
Item 1.  Financial Statements

         Consolidated Balance Sheet......................................................       3

         Consolidated Statement of Income................................................       4

         Consolidated Statement of Cash Flows............................................       5

         Notes to Consolidated Financial Statements......................................      6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................................      8-22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................      23


PART II. OTHER INFORMATION

Other Information .......................................................................      24

Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
           (a) Exhibits required by Item 601 of Regulation S-K
           (b) Exhibit 27: Financial Data Schedule
           (c) Reports on Form 8-K

Signatures...............................................................................      25

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                              BANCFIRST OHIO CORP.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                              ASSETS:                                      JUNE 30,            DECEMBER 31,
                                                                             2001                  2000
                                                                         (UNAUDITED)
                                                                        ------------          -------------
Cash and due from banks                                                 $    32,100           $    32,511
Federal Funds sold                                                            1,708                30,159
Securities held-to-maturity, at amortized cost
    (approximate fair value of $12,029 and
    $13,496 in 2001 and 2000, respectively)                                  11,808                13,453
Securities available-for-sale, at fair value                                312,805               316,793
                                                                        -----------           -----------
          Total securities                                                  324,613               330,246
                                                                        -----------           -----------
  Loans, net of unearned income                                           1,085,848             1,089,651
  Allowance for possible loan losses                                        (10,263)              (10,150)
                                                                        -----------           -----------
          Net loans                                                       1,075,585             1,079,501
                                                                        -----------           -----------
Bank premises and equipment, net                                             18,313                18,385
  Accrued interest receivable                                                 9,309                10,503
  Goodwill                                                                   18,893                19,453
  Other identified intangible assets                                          1,997                 2,436
  Other assets                                                               38,442                36,407
                                                                        -----------           -----------
          Total assets                                                  $ 1,520,960           $ 1,559,601
                                                                        ===========           ===========

                             LIABILITIES:
Deposits:
          Non-interest-bearing deposits                                 $    70,975           $    76,833
          Interest-bearing deposits                                       1,060,391             1,036,722
                                                                        -----------           -----------
            Total deposits                                                1,131,366             1,113,555
                                                                        -----------           -----------
Federal funds purchased                                                        --                    --
Federal Home Loan Bank advances and other borrowings                        264,770               325,368
Accrued interest payable                                                      4,377                 6,343
Other liabilities                                                             8,407                 7,193
                                                                        -----------           -----------
          Total liabilities                                               1,408,920             1,452,459
                                                                        -----------           -----------

                             SHAREHOLDERS' EQUITY:
Common stock, no par or stated value, 20,000,000 shares
  authorized, 9,534,261 and 9,517,612 shares issued in
  2001 and 2000, respectively                                                87,051                86,855
Retained earnings                                                            44,159                38,898
Accumulated other comprehensive income                                       (1,195)               (1,782)
Treasury stock, 793,436 and 734,629 shares, at cost, in 2001
  and 2000, respectively                                                    (17,975)              (16,829)
                                                                        -----------           -----------
Total shareholders' equity                                                  112,040               107,142
                                                                        -----------           -----------
          Total liabilities and shareholders' equity                    $ 1,520,960           $ 1,559,601
                                                                        ===========           ===========

The accompanying notes are an integral part of the financial statements.

                              BANCFIRST OHIO CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                              2001         2000             2001          2000
                                                            -------       ------          --------      -------
Interest Income:
  Interest and fees on loans                                $23,416       $19,557         $47,100       $37,582
  Interest and dividends on securities:
     Taxable                                                  5,374         5,935          11,102        11,541
     Tax-exempt                                                 337           422             673           843
  Other interest income                                         547             5           1,083             8
                                                            -------       -------         -------       -------
          Total interest income                              29,674        25,919          59,958        49,974
                                                            -------       -------         -------       -------
Interest expense:
  Deposits                                                   13,590         9,474          27,834        17,730
  Borrowings                                                  4,613         6,852           9,580        13,040
                                                            -------       -------         -------       -------
          Total interest expense                             18,203        16,326          37,414        30,770
                                                            -------       -------         -------       -------
          Net interest income                                11,471         9,593          22,544        19,204
  Provision for possible loan losses                            495           450             960           900
                                                            -------       -------         -------       -------
          Net interest income after provision for
            possible loan losses                             10,976         9,143          21,584        18,304
                                                            -------       -------         -------       -------

Other income:
  Trust and custodian fees                                      546           707           1,138         1,357
  Financial planning fees                                       258           409             557           756
  Customer service fees                                         626           543           1,230         1,071
  Gain on sale of loans                                         888           523           1,596         1,138
  Other                                                       1,010           815           2,120         1,648
  Investment securities gains, net                               92          --               195          --
                                                            -------       -------         -------       -------
          Total other income                                  3,420         2,997           6,836         5,970
                                                            -------       -------         -------       -------

Non-interest expense:
  Salaries and employee benefits                              4,559         4,243           9,029         8,660
  Net occupancy expense                                         531           481           1,090         1,008
  Amortization of goodwill                                      281           170             562           279
  Amortization of other identified intangibles                  220           241             440           483
  Other                                                       2,886         2,427           5,665         4,817
                                                            -------       -------         -------       -------
          Total non-interest expense                          8,477         7,562          16,786        15,247
                                                            -------       -------         -------       -------
  Income before income taxes                                  5,919         4,578          11,634         9,027
  Provision for Federal income taxes                          1,957         1,431           3,824         2,806
                                                            -------       -------         -------       -------
          Net income                                        $ 3,962       $ 3,147         $ 7,810       $ 6,221
                                                            =======       =======         =======       =======

Basic and diluted earnings per share                        $  0.45       $  0.40         $  0.89       $  0.78
                                                            =======       =======         =======       =======

Weighted average common shares outstanding:
          Basic                                               8,769         7,935           8,779         7,936
                                                            =======       =======         =======       =======
          Diluted                                             8,823         7,950           8,822         7,951
                                                            =======       =======         =======       =======
Cash dividends per common share                             $ 0.145       $ 0.138         $ 0.290       $ 0.276
                                                            =======       =======         =======       =======


The accompanying notes are an integral part of the financial statements.

                              BANCFIRST OHIO CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30
                                                                                2001         2000
                                                                             ---------    ---------
Cash flows from operating activities:
  Net income                                                                 $   7,810    $   6,221
  Adjustment to reconcile net income to net cash
    provided by operations:
  Depreciation and amortization                                                  2,338        2,802
  Provision for possible loan losses                                               960          900
  Gain on sale of assets                                                        (1,800)      (1,216)
  Decrease (increase) in interest receivable                                     1,194         (881)
  Increase in other assets                                                      (3,221)      (4,565)
  Decrease in interest payable                                                  (1,966)        (669)
  Decrease in other liabilities                                                    (10)      (1,353)
  FHLB stock dividend                                                             (779)        (648)
                                                                             ---------    ---------
          Net cash provided by operating activities                              4,526          591
                                                                             ---------    ---------

Cash flows from investing activities:
  Decrease in federal funds sold and short term investments                     28,451           22
  Proceeds from maturities of securities held-to-maturity                        1,627        1,439
  Proceeds from maturities and sales of securities available-for-sale           34,974       13,805
  Purchase of securities available-for-sale                                    (27,926)     (24,067)
  Increase in loans, net                                                       (34,699)     (87,612)
  Purchases of equipment and other assets                                         (996)        (830)
  Proceeds from sale of loans                                                   39,918       19,682
  Acquisition of Milton Federal Financial Corp., net of cash acquired             --        (24,124)
                                                                             ---------    ---------
          Net cash provided by (used in) investing activities                   41,349     (101,685)
                                                                             ---------    ---------

Cash flows from financing activities:
  Decrease in federal funds purchased                                             --        (24,100)
  (Decrease) increase in Federal Home Loan Bank advances and
     other borrowings                                                          (60,598)      47,470
  Net increase in deposits                                                      17,811       76,456
  Cash dividends paid                                                           (2,550)      (2,152)
  Issuance (purchase) of stock, net                                               (949)      11,358
                                                                             ---------    ---------
          Net cash provided by (used in) financing activities                  (46,286)     109,032
                                                                             ---------    ---------

          Net increase (decrease) in cash and due from banks                      (411)       7,938

Cash and due from banks, beginning of period                                    32,511       32,191
                                                                             ---------    ---------

Cash and due from banks, end of period                                       $  32,100    $  40,129
                                                                             =========    =========


     The accompanying notes are an integral part of the financial statements

                              BANCFIRST OHIO CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of BancFirst Ohio Corp. ("Company"), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000 for additional disclosures, including a summary of the Company's accounting policies. The results of operations for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

1)       BASIS OF PRESENTATION:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

2)       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133 (as amended by SFAS No. 138), "Accounting for Derivative Instruments and Hedging Activities" was issued. These statements establish accounting and reporting standards for derivative instruments and for hedging activities. The provisions of these statements were implemented in the first quarter of 2001 and impacted the accounting for the Company's interest rate swap transactions that had a total notional amount of $63,125 and $64,375 at June 30, 2001 and December 31, 2000, respectively. The impact on the Company's consolidated financial statements as of June 30, 2001 and for the six month period then ended was to decrease net income by $14, decrease accumulated other comprehensive income by $796, increase other liabilities by $1,246 and increase other assets by $436.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement has had no effect on the Company's earnings or financial condition.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for using the purchase method. This statement applies to business combinations initiated after June 30, 2001. SFAS No. 142, which is effective January 1, 2002, requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company estimates that the elimination of goodwill amortization expense will positively impact net income in 2002 by approximately $1,100. The Company has not yet determined what impact, if any, the goodwill impairment provisions may have on the Company's financial statements.



3)       ACQUISITION

         On June 20, 2000, the Company completed the acquisition of Milton Federal Financial Corporation ("Milton"). In connection with the acquisition, the Company issued 965 common shares having a total value of approximately $14,243 and paid cash of $14,073 to the Milton shareholders. The acquisition is being accounted for as a purchase. Accordingly, Milton's results of operations have been included from the date of acquisition. Total assets added from this acquisition approximated $259,194. The following summarizes the pro-forma results of operations for the six months ended June 30, 2000 as if Milton had been acquired as of the beginning of such period:

                Net interest income                       $ 22,442
                Net income                                   6,865
                Basic earnings per share                       .78
                Diluted earnings per share                     .77



4)       COMPUTATION OF EARNINGS PER SHARE

         The computation of earnings per share is as follows. All share and per share amounts for the three month and six month periods ended June 30, 2001 have been adjusted to give retroactive effect to the 5% stock dividend paid October 31, 2000:


                                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                      JUNE 30,                             JUNE 30,
                                                              2001               2000              2001               2000
                                                          --------------     --------------    --------------     --------------
Actual weighted average common shares outstanding                 8,769              7,935             8,779              7,936

Dilutive common stock equivalents:
  Stock options                                                      34                 --                23                 --
  Bonus shares - Company match                                       20                 15                20                 15
                                                          -------------      -------------     -------------      -------------

Weighted average common shares outstanding
  adjusted for dilutive common stock equivalents                  8,823              7,950             8,822              7,951
                                                          =============      =============     =============      =============

Net income                                                $       3,962      $       3,147     $       7,810      $       6,221
                                                          =============      =============     =============      =============

Basic earnings per share                                  $        0.45      $        0.40     $        0.89      $        0.78
                                                          =============      =============     =============      =============

Diluted earnings per share                                $        0.45      $        0.40     $        0.89      $        0.78
                                                          =============      =============     =============      =============


5)       COMPREHENSIVE INCOME

         The Company's comprehensive income, determined in accordance with SFAS No. 130, was $4,139 and $2,819 for the three months ended June 30, 2001 and 2000, respectively, and $8,397 and $5,761 for the six months ended June 30, 2001 and 2000, respectively.

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

BANCFIRST OHIO CORP.
SELECTED FINANCIAL DATA:
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             AT OR FOR THE THREE MONTHS            AT OR FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,                       ENDED JUNE 30,
                                                                 2001              2000               2001              2000
                                                           -------------- -- --------------     ------------- --- --------------
STATEMENT OF INCOME DATA:
  Interest income                                          $      29,674     $      25,919      $     59,958      $      49,974
  Interest expense                                                18,203            16,326            37,414             30,770
                                                           --------------    --------------     -------------     --------------
  Net interest income                                             11,471             9,593            22,544             19,204
  Provision for possible loan losses                                 495               450               960                900
  Non-interest income                                              3,420             2,997             6,836              5,970
  Non-interest expense                                             8,477             7,562            16,786             15,247
                                                           --------------    --------------     -------------     --------------
  Income before income taxes                                       5,919             4,578            11,634              9,027
  Provision for Federal income taxes                               1,957             1,431             3,824              2,806
                                                           --------------    --------------     -------------     --------------
  Net income                                               $       3,962     $       3,147      $      7,810      $       6,221
                                                           ==============    ==============     =============     ==============

PER SHARE DATA:
  Basic earnings per share                                 $        0.45     $        0.40      $       0.89      $        0.78
  Diluted earnings per share                                        0.45              0.40              0.89               0.78
  Dividends                                                        0.145             0.138             0.290              0.276

  Book value                                                       12.82             10.81               N/A                N/A
  Tangible book value                                              10.43              8.12               N/A                N/A

BALANCE SHEET DATA:
  Total assets                                             $   1,520,960       $ 1,622,928               N/A                N/A
  Loans                                                        1,085,848         1,103,821               N/A                N/A
  Allowance for possible loan losses                              10,263             9,908               N/A                N/A
  Securities                                                     324,613           393,626               N/A                N/A
  Deposits                                                     1,131,366         1,038,427               N/A                N/A
  Borrowings                                                     264,770           473,800               N/A                N/A
  Shareholders' equity                                           112,040            95,075               N/A                N/A

PERFORMANCE RATIOS (1):
  Return on average assets                                          1.01%             0.93%             1.01%              0.95%
  Return on average equity                                         14.35             15.65             14.30              15.58
  Tangible return on average tangible equity                       19.72             21.38             19.75              20.82
  Net interest margin                                               3.19              3.12              3.16               3.21
  Interest rate spread                                              2.83              2.83              2.80               2.92
  Non-interest income to average assets                             0.88              0.89              0.88               0.91
  Non interest expense to average assets (2)                        2.04              2.11              2.03               2.20
  Efficiency ratio (3)                                             53.20             55.72             53.37              56.46

ASSET QUALITY RATIOS:
  Non-performing loans to total loans                               0.87%             0.62%              N/A                N/A
  Non-performing assets to total assets                             0.74              0.45               N/A                N/A
  Allowance for possible loan losses to total loans                 0.95              0.90               N/A                N/A
  Allowance  for possible  loan losses to  non-performing         108.49            144.54               N/A                N/A
  loans
  Net charge-offs to average loans (1)                              0.15              0.03              0.16%              0.04%

CAPITAL RATIOS:
  Shareholders' equity to total assets                              7.37%             5.86%              N/A                N/A
  Tier 1 capital to average total assets                            7.24              7.48               N/A                N/A
  Tier 1 capital to risk-weighted assets                           10.46              9.51               N/A                N/A


(1)   Ratios are stated on an annualized basis.
(2)   Excludes amortization of goodwill and other identified intangibles.
(3) The efficiency ratio is equal to non-interest expense (excluding amortization and non-recurring expenses) divided by net interest income on a fully tax equivalent basis plus non-interest income excluding gains on sales of securities.

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


                                       THREE MONTHS ENDED JUNE 30,
                                    2001                          2000
                       ----------------------------------------------------------
                        Average    Income/   Yield/    Average   Income/  Yield/
                        Balance    Expense   Rate(1)   Balance   Expense  Rate(1)
                       ---------------------------- -----------------------------
                                   (Dollars in Thousands)
Securities:
     Taxable            $ 300,836  $ 5,373    7.16%  $ 319,935   $ 5,935  7.46%
     Tax exempt            25,822      519    8.06      30,233       651  8.66
                        ---------  -------           ---------   -------
     Total
     securities           326,658    5,892    7.23     350,168     6,586  7.56
Loans (2):
     Commercial           511,002   11,394    8.94     439,630     9,911  9.07
     Real Estate          447,290    9,131    8.19     367,514     7,198  7.88
     Consumer             130,530    2,904    8.92     112,170     2,462  8.83
                        ---------  -------           ---------   -------
     Total loans        1,088,822   23,429    8.63     919,314    19,571  8.56
Federal funds sold         50,298      547    4.36         323         5  6.23
                        ---------  -------           ---------   -------
     Total earning
        assets (3)      1,465,778  $29,868    8.17%  1,269,805   $26,162  8.29%
                                   -------                       -------
     Non-interest
        earning
        assets            101,220                       90,099
                       ----------                   ----------
Total assets           $1,566,998                   $1,359,904
                       ==========                   ==========
Interest-bearing
  deposits:
     Demand and
      savings
      deposits          $ 293,624  $ 2,170    2.96%  $ 224,780   $ 1,629  2.91%
     Time deposits        776,360   11,420    5.90     553,038     7,845  5.71
                        ---------  -------           ---------   -------
     Total deposits     1,069,984   13,590    5.09     777,818     9,474  4.90

Borrowings                296,389    4,613    6.24     423,762     6,852  6.50
                        ---------  -------           ---------   -------
     Total
       interest-
       bearing
       liabilities      1,366,373 $ 18,203    5.34%  1,201,580  $ 16,326  5.46%
                                  --------                      --------
     Non-interest-
        bearing
        deposits           72,456                       65,645
                        ---------                    ---------
     Subtotal           1,438,829                    1,267,225
Accrued expenses
 and other
 liabilities               17,407                       11,815
                        ---------                    ---------
     Total liabilities  1,456,236                    1,279,040
     Shareholders'
        Equity            110,762                       80,864
                        ---------                    ---------
Total liabilities
   and shareholders'
   equity              $1,566,998                   $1,359,904
                       ==========                   ==========
Net interest
   income and
   interest rate
   spread (4)                     $ 11,665    2.83%              $ 9,836  2.83%
                                  ========    ====               =======  ====

Net interest
   margin (5)                                 3.19%                       3.12%
                                              ====                        ====
Average interest-
 earning assets
 to average
 interest-
 bearing
 liabilities                                  107.3%                      105.7%



                                      SIX MONTHS ENDED JUNE 30,
                                   2001                         2000
                       ----------------------------- ----------------------------
                        Average   Income/   Yield/    Average   Income/  Yield/
                        Balance   Expense   Rate(1)   Balance   Expense  Rate(1)
                       ----------------------------- ----------------------------
                                        (Dollars in Thousands)
Securities:
     Taxable            $ 302,350 $ 11,101    7.40%  $ 311,892  $11,540    7.44%
     Tax exempt            26,059    1,038    8.03      30,051    1,298    8.69
                        --------- --------           ---------  -------
     Total
     securities           328,409   12,139    7.45     341,943   12,838    7.55
Loans (2):
     Commercial           501,299   22,538    9.07     432,493   19,377    9.01
     Real Estate          459,167   18,679    8.20     351,836   13,560    7.75
     Consumer             129,782    5,908    9.18     108,236    4,674    8.68
                        --------- --------           ---------  -------
     Total loans        1,090,248   47,125    8.72     892,565   37,611    8.47
Federal funds sold         44,349    1,083    4.92         243        8    6.62
                        --------- --------           ---------  -------
     Total earning
        assets (3)      1,463,006 $ 60,347    8.32%  1,234,751  $50,457    8.22%
                                  --------                      -------
     Non-interest
        earning
        assets            101,176                       87,552
                       ----------                   ----------
Total assets           $1,564,182                   $1,322,303
                       ==========                   ==========
Interest-bearing
  deposits:
     Demand and
      savings
      deposits          $ 273,450  $ 4,091    3.02%  $ 227,462  $ 3,243    2.87%
     Time deposit         787,396   23,743    6.08     522,870   14,487    5.57
                        ---------  -------           ---------  -------
     Total deposits     1,060,846   27,834    5.29     750,332   17,730    4.75
Borrowings                305,001    9,580    6.33     416,655   13,040    6.29
                        ---------  -------           ---------  -------
     Total
        interest-
        bearing
        liabilities     1,365,847 $ 37,414    5.52%  1,166,987  $30,770    5.30%
                                  --------                      -------
     Non-interest
        bearing
        deposits           72,285                       64,694
                        ---------                    ---------
     Subtotal           1,438,132                    1,231,681
Accrued expenses
 and other
 liabilities               15,882                       10,348
                        ---------                    ---------
     Total liabilities  1,454,014                    1,242,029
     Shareholders
        Equity            110,168                       80,274
                        ---------                    ---------
Total liabilities
   and shareholders'
   equity              $1,564,182                    $1,322,303
                       ==========                    ==========
Net interest
   income and
   interest rate
   rate spread (4)                $ 22,933    2.80%             $19,687    2.92%
                                  ========    ====              =======    ====

Net interest
   margin (5)                                 3.16%                        3,21%
                                              ====                         ====
Average interest-
 earning assets
 to average
 interest-
 bearing
 liabilities                                 107.1%                       105.8%



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

RATE AND VOLUME VARIANCES

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table discloses the dollar changes in the Company's net interest income attributable to changes in levels of interest-earning assets or interest-bearing liabilities (volume), changes in average yields on interest-earning assets and average rates on interest-bearing liabilities (rate) and the combined volume and rate effects (total). For the purposes of this table, the change in interest due to both rate and volume has been allocated to volume and rate change in proportion to the relationship of the dollar amounts of the change in each. In general, this table provides an analysis of the effect on income of balance sheet changes, which occurred during the periods, and the changes in interest rate levels.


                                                 THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                                                        2001 VS. 2000                                  2001 VS. 2000
                                                     INCREASE (DECREASE)                            INCREASE (DECREASE)
                                                     -------------------                            -------------------
                                                        (IN THOUSANDS)                                 (IN THOUSANDS)

                                            VOLUME          RATE            TOTAL          VOLUME           RATE           TOTAL
                                          -----------    ------------    ------------    -----------     -----------     ----------
Interest-earning assets:
Securities:
  Taxable                                 $   (337)      $   (225)        $   (562)       $   (378)       $    (61)      $   (439)
  Non-taxable                                  (90)           (42)            (132)           (166)            (94)          (260)
                                          --------       --------         --------        --------        --------       --------
          Total securities                    (427)          (267)            (694)           (544)           (155)          (699)
                                          --------       --------         --------        --------        --------       --------
Loans:
  Commercial                                 1,618           (135)           1,483           3,041             120          3,161
  Real estate                                1,636            297            1,933           4,296             823          5,119
  Consumer                                     415             27              442             959             275          1,234
                                          --------       --------         --------        --------        --------       --------
          Total loans                        3,669            189            3,858           8,296           1,218          9,514
Fed funds sold                                 544             (2)             542           1,078              (3)         1,075
                                          --------       --------         --------        --------        --------       --------
Total interest-earning assets (1)            3,786            (80)           3,706           8,830           1,060          9,890
                                          --------       --------         --------        --------        --------       --------
Interest-bearing liabilities:
Deposits:
  Demand and savings deposits                  513             28              541             673             175            848
  Time deposits                              3,296            279            3,575           7,837           1,419          9,256
                                          --------       --------         --------        --------        --------       --------
Total interest-bearing deposits              3,809            307            4,116           8,510           1,594         10,104
Borrowings                                  (1,976)          (263)          (2,239)         (3,542)             82         (3,460)
                                          --------       --------         --------        --------        --------       --------
Total interest-bearing liabilities           1,833             44            1,877           4,968           1,676          6,644
                                          --------       --------         --------        --------        --------       --------
Net interest income                       $  1,953       $   (124)        $  1,829        $  3,862        $   (616)      $  3,246
                                          ========       ========         ========        ========        ========       ========


(1) Computed on a fully tax equivalent basis, assuming a tax rate of 35%.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND
2000

Net Income. Net income for the three months ended June 30, 2001 increased 25.9% to $4.0 million. Basic and diluted earnings per share in the second quarter of 2001 equaled $0.45, compared to $0.40 for the same period in 2000. Net interest income increased 19.6% to $11.5 million from $9.6 million while non-interest income increased 14.1% to $3.4 million from $3.0 million in the three months ended June 30, 2001, as compared to the same period in 2000. Non-interest expense increased 12.1% to $8.5 million in the three months ended June 30, 2001. The provision for possible loan losses was $495,000 in 2001 compared to $450,000 in the prior year period. The Company's net interest margin was 3.19% for the three months ended June 30, 2001 and 3.12% for the three months ended June 30, 2000. The net interest margin continued to benefit from declines in market interest rates during the first six months of 2001 combined with the maturity of higher costing certificates of deposit. Non-interest income increased primarily due to higher levels of gains on sales of loans and other fee income offset by lower levels of trust and custodian fees and financial planning fees. Non-interest expense increased primarily from expenses added by Milton, increased levels of advertising expenses associated with deposit generating activities and additional costs associated with fee income generating activities. The Company's return on average assets and return on average equity were 1.01% and 14.35%, respectively, in the second quarter of 2001, compared to .93% and 15.65%, respectively, in the second quarter of 2000.

Interest Income. Total interest income increased 14.5% to $29.7 million for the three months ended June 30, 2001, compared to $25.9 million for the second quarter of 2000. This increase resulted from a $196.0 million increase in average earning assets offset by a 12 basis point decrease in the average yield on earning assets. The increase in average earning assets was due primarily to assets added from the Milton acquisition.

The weighted average yield on interest-earning assets decreased to 8.17% during the three months ended June 30, 2001, compared to 8.29% during the comparative three month period in 2000. The Company's yield on average loans increased from 8.56% during the three months ended June 30, 2000 to 8.63% during the three months ended June 30, 2001. This increase resulted primarily from higher market rates throughout 2000, while decreases in market rates thus far in 2001 have not fully impacted loan yields. Yields on the investment portfolio decreased from 7.56% during the second quarter of 2000 to 7.23% during the second quarter of 2001, reflecting lower market interest rates in 2001.

Interest Expense. Total interest expense increased 11.5% to $18.2 million for the three months ended June 30, 2001, compared to $16.3 million for the three months ended June 30, 2000. Interest expense increased due to a $164.8 million increase in the average balance of interest-bearing liabilities, offset in part by a 12 basis point decrease in the Company's cost of funds. The increase in average interest-bearing liabilities was also attributed primarily to interest-bearing deposits added by Milton. The average balance of interest-bearing deposit accounts increased $292.2 million, or 37.6%, from the second quarter in 2000 to the second quarter in 2001 while average borrowings decreased $127.4 million, or 30.1%.

The Company's cost of funds decreased to 5.34% in the three months ended June 30, 2001 compared to 5.46% in the same period of 2000. The decrease in cost of funds resulted primarily from decreased market interest rates combined with the maturity of higher costing certificates of deposit that are being renewed at lower current rates.

Provision for Possible Loan Losses. The provision for possible loan losses was $495,000 for the three months ended June 30, 2001, compared to $450,000 in the second quarter of 2000. The provision for possible loan losses was considered sufficient by management for maintaining an adequate allowance for loan losses. The increased provision in 2001 resulted primarily from increased loan levels as well as a change in the mix of the loan portfolio.

Non-Interest Income. Total non-interest income was $3.4 million for the three months ended June 30, 2001, compared to $3.0 million for the three months ended June 30, 2000. The following table sets forth the Company's non-interest income for the periods indicated:

                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                               JUNE 30,            JUNE 30,
                                           2001        2000      2001     2000
                                         -------    --------   -------   ------
                                                      (In thousands)

Trust and custodian fees                 $  546     $  707     $1,138    $1,357
Financial planning fees                     258        409        557       756
Customer service fees                       626        543      1,230     1,071
Gains on sales of loans                     888        523      1,596     1,138
Other                                     1,010        815      2,120     1,648
Investment securities gains                  92       --          195      --
                                         ------     ------     ------    ------
     TOTAL                               $3,420     $2,997      6,836    $5,970
                                         ======     ======     ======    ======



Trust and custodian fees decreased 22.8% to $546,000 in the second quarter of 2001 from $707,000 in the second quarter of 2000 while financial planning fees decreased 36.9% to $258,000 in the second quarter of 2001 from $409,000 in the second quarter 2000. These decreases are primarily due to market conditions that have adversely affected sales of retail investment products and the market value of assets under management.

Customer service fees, representing service charges on deposits and fees for other banking services, increased 15.3% in the second quarter of 2001 to $626,000 from $543,000 in the second quarter of 2000. Milton contributed $58,000 to the 2001 results.

Gains on sales of loans totaled $888,000 for the three months ended June 30, 2001 compared to $523,000 for the three months ended June 30, 2000. During the second quarter of 2001, the Company sold $9.5 million of the guaranteed portion of its SBA and other government guarantee loan originations in the secondary market compared to $6.9 million during the second quarter of 2000, realizing gains of $637,000 in 2001 compared to gains of $492,000 in 2000. Also, the Company recorded gains of $251,000 from sales of residential loans during the second quarter of 2001 compared to $31,000 in 2000. The increase in gains on sales of residential loans has resulted from decreases in market interest rates which has caused an increase in fixed rate loan origination activity.

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

Other income increased $195,000 to $1.0 million in the second quarter of 2001 compared to $815,000 in the second quarter of 2000 primarily as a result of higher levels of residential servicing income, earnings on bank owned life insurance and electronic banking fees.

During the second quarter of 2001, the Company sold approximately $5.3 million of investment securities, realizing gains of $92,000. Proceeds from these sales were used to reduce borrowing levels. The Company had no sales of securities during the second quarter of 2000.

Non-Interest Expense. Total non-interest expense increased $915,000 to $8.5 million in the three months ended June 30, 2001, compared to $7.6 million in the three months ended June 30, 2000. Excluding non-interest expense attributed to Milton, total non-interest expense increased $422,000 or 5.6%. The following table sets forth the Company's non-interest expense for the periods indicated:


                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,
                                                        2001              2000             2001            2000
                                                      --------         ---------        ---------        ---------
                                                                           (In thousands)
Salaries and employee benefits                        $ 4,559          $ 4,243          $ 9,029           $ 8,660
Net occupancy expense                                     531              481            1,090             1,008
Furniture, fixtures and equipment                         294              228              585               470
Data processing                                           386              333              785               647
Taxes other than income taxes                             254              193              497               431
Federal deposit insurance                                  54               42              108                84
Amortization of goodwill                                  281              170              562               279
Amortization of other identified intangibles              220              241              440               483
Other                                                   1,898            1,631            3,690             3,185
                                                      -------          -------          -------           -------
          TOTAL                                       $ 8,477          $ 7,562          $16,786           $15,247
                                                      =======          =======          =======           =======


Salary and employee benefits expense increased $316,000, or 7.4% and accounted for approximately 53.8% of total non-interest expense in the three months ended June 30, 2001 compared to 56.1% in the second quarter of 2000. The average full time equivalent staff was 403 in 2001 compared to 394 in 2000.

Net occupancy expense increased 10.4% to $531,000 for the second quarter of 2001 from $481,000 for the second quarter of 2000 primarily due to additional expenses attributed to Milton.

Furniture, fixtures and equipment expense increased $66,000, or 28.9% in the second quarter of 2001. This increase is primarily due to depreciation expense attributed to fixed assets added by Milton.

Data processing expense increased $53,000, or 15.9%, in the second quarter of 2001. Increased costs in 2001 resulted from higher software and maintenance costs related to continued technological enhancements to the Company's data processing systems.

Taxes other than income taxes increased $61,000, or 31.6%, in the second quarter of 2001 compared to the second quarter of 2000. This increase resulted primarily from higher equity levels at December 31, 2000 (on which the 2001 tax is based) compared to December 31, 1999 (on which the 2000 tax was based).

Federal deposit insurance expense increased $12,000 to $54,000 in 2001 from $42,000 in the second quarter of 2000, reflecting higher levels of deposits in 2001.

Amortization of goodwill and other identified intangible assets in total increased $90,000 in the second quarter of 2001 compared to the second quarter of 2000 primarily due to additional amortization related to goodwill resulting from the Milton acquisition.

Other non-interest expenses increased $267,000, or 16.4%, to $1.9 million for the second quarter of 2001, primarily reflecting increased costs associated with deposit and fee income generating initiatives.

The efficiency ratio is one method used in the banking industry to assess profitability. It is defined as non-interest expense less amortization expense divided by the net revenue stream, which is the sum of net interest income on a tax-equivalent basis and non-interest income excluding net investment securities gains or losses. The Company's efficiency ratio was

53.2% for the second quarter of 2001, compared to 55.7% for the comparable period in 2000. Controlling costs and improving productivity, as measured by the efficiency ratio, is considered by management a primary factor in enhancing performance.

Provision for Income Taxes. The Company's provision for Federal income taxes was $2.0 million, or 33.1% of pretax income, for the three months ended June 30, 2001 compared to $1.4 million, or 31.3% of pretax income, for the three months ended June 30, 2000. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans, earnings on bank-owned life insurance, and the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000.

Net Income. Net income for the six months ended June 30, 2001 increased 25.5% to $7.8 million, or $.89 per basic and diluted share, compared to net income of $6.2 million, or $.78 per share, for the six months ended June 30, 2000. Net interest income increased 17.4% to $22.5 million from $19.2 million and non-interest income increased 14.5% to $6.8 million from $6.0 million in the six months ended June 30, 2001, as compared to the same period in 2000. Non-interest expense increased 10.1% to $16.8 million in the six months ended June 30, 2001. The Company's net interest margin decreased to 3.16% for the six months ended June 30, 2001 compared to 3.21% for the same period in 2000. The Company's return on average assets and return on average equity were 1.01% and 14.30%, respectively, for the six months ended June 30, 2001, compared to .95% and 15.58%, respectively, for the six months ended June 30, 2000.

Interest Income. Total interest income increased 20.0% to $60.0 million for the six months ended June 30, 2001, compared to $50.0 million for the comparable period in 2000. This increase resulted from higher levels of earning assets, and a 10 basis point increase in the average yield on interest-earning assets. Average earning assets increased $228.3 million to $1.46 billion for the six months ended June 30, 2001 from $1.23 billion in 2000. This increase was primarily attributed to assets added by Milton.

The weighted average yield on interest-earning assets increased to 8.32% during the six months ended June 30, 2001, compared to 8.22% during the same six month period in 2000. The Company's yield on average loans increased from 8.47% during the six months ended June 30, 2000 to 8.72% during the six months ended June 30, 2001. The increase in yield has resulted primarily from increases in market interest rates throughout 2000, while decreases in market rates thus far in 2001 have not fully impacted loan yields. Yields on the investment portfolio decreased from 7.55% during 2000 to 7.45% during 2001, due primarily to decreases in market interest rates.

Interest Expense. Total interest expense increased 21.6% to $37.4 million for the six months ended June 30, 2001, compared to $30.8 million for the six months ended June 30, 2000. Interest expense increased due to a higher average balance of interest-bearing liabilities during the first six months of 2001, as compared to the same period in 2000. The average balance of interest-bearing liabilities increased 17.0%, from $1.17 billion during the six months ended June 30, 2000 to $1.37 billion during the six months ended June 30, 2001.

The Company's cost of funds increased to 5.52% for the six months ended June 30, 2001 compared to 5.30% for the same period of 2000. As with loan yields discussed above, the increase in the cost of funds compared to the year ago period has resulted from increases in short-term rates during 2000. With the decline in short-term market interest rates during the first six months of 2001, the Company has experienced a reduction in its average cost of funds from 5.81% in the fourth quarter of 2000 and 5.71% in the first quarter of 2001 as a result of the maturity of higher costing certificates of deposit that are being renewed at lower current rates.

Provision for Possible Loan Losses. The provision for possible loan losses was $960,000 for the six months ended June 30, 2001, compared to $900,000 for the six months ended June 30, 2000 and was considered sufficient to maintain the Company's allowance for possible loan losses at an adequate level. The increased provision in 2001 resulted primarily from increases in loan levels, as well as a change in the mix of the loan portfolio.

Non-Interest Income. Total non-interest income was $6.8 million for the six months ended June 30, 2001, compared to $6.0 million for the six months ended June 30, 2000.

Trust and custodian fees decreased 16.1% to $1.1 million for the six months ended June 30, 2001 compared to $1.4 million for the year ago period while financial planning fees decreased $199,000 to $557,000 for the year to date 2001 period compared to $756,000 in 2000. As noted previously, market conditions have adversely affected sales of retail investment products and the market value of assets under management.

Customer service fees increased $159,000, or 14.8%, for the six months ended June 30, 2001 to $1.2 million. Milton contributed $114,000 to the 2001 results.

Gains on sales of loans increased from $1.1 million for the six months ended June 30, 2000 to $1.6 million for the comparable period in 2001. In 2001, the Company sold $15.1 million of the guaranteed portion of its SBA and other government guaranteed loan originations in the secondary market compared to $15.5 million in 2000, realizing gains of $1.2 million in 2001 compared to gains of $1.1 million in 2000. In addition, the Company sold $23.2 million of residential real estate loans realizing gains of $360,000 in the first six months of 2001 compared to $46,000 of gains on sales of loans totaling $3.0 million in 2000. Residential real estate loan sale volume in 2001 benefited from the lower interest rate environment compared to 2000.

Other income increased $472,000 to $2.1 million for the first six months of 2001 compared to $1.6 million for the year ago period primarily as a result of higher levels of loan servicing income attributed to higher serviced loan balances, earnings on bank-owned life insurance and electronic banking fees.

Non-Interest Expense. Total non-interest expense increased $1.5 million, or 10.1%, to $16.8 million for the six months ended June 30, 2001, compared to $15.2 million for the six months ended June 30, 2000. Excluding non-interest expense attributed to Milton, total non-interest expense increased $477,000, or 3.1%. For the six months ended June 30, 2000, the Company's efficiency ratio was 53.4%, compared to 56.5% for the six months ended June 30, 2000.

Salary and employee benefits expense increased $369,000, or 4.3% primarily due to employees added by Milton. Salaries and employee benefits accounted for approximately 53.8% of total non-interest expense for the six months ended June 30, 2001 compared to 56.8% in 2000. The average full time equivalent staff was 405 in 2001 compared to 389 in 2000.

Net occupancy expense increased 8.1% to $1.1 million for the first six months of 2001 from $1.0 million for the first six months of 2000. Milton added $137,000 to the year to date 2001 results.

Furniture, fixtures and equipment expense increased $115,000, or 24.5%, primarily due to depreciation expense attributed to Milton's fixed assets.

Data processing expense increased $138,000, or 21.3%, for the six months ended June 30, 2001. Higher costs in 2001 resulted primarily from higher depreciation and amortization of equipment and software enhancements due to technological advancements.

Taxes other than income taxes increased $66,000, or 15.3%, for the first six months 2001 compared to the same period in 2000. This increase resulted primarily from higher equity levels, previously discussed.

Federal deposit insurance expense increased $24,000 to $108,000 in 2001 from $84,000 in 2000, reflecting higher levels of deposits in 2001.

Amortization of goodwill and other identified intangible assets in total increased $240,000 to $1.0 million during the first six months of 2001 compared to $762,000 in 2000. This increase was primarily due to amortization related to goodwill resulting from the Milton acquisition.

Other non-interest expenses increased $505,000, or 15.9%, for the six months ended June 30, 2001 compared to the same period in 2000, reflecting higher costs associated with deposit and fee income generating initiatives and higher levels of legal expense associated with loan collection activities.

Provision for Income Taxes. The Company's provision for Federal income taxes was $3.8 million, or 32.9% of pretax income, for the six months ended June 30, 2001 compared to $2.8 million, or 31.1% of pretax income, for the six months ended June 30, 2000. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans, earnings on bank-owned life insurance, and the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense.

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

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as "other real estate owned" until such time as it is sold or otherwise disposed of. The Company owned $1.8 million of such property at June 30, 2001 and $529,000 at June 30, 2000. Other real estate owned at June 30, 2001 consisted of $1.3 million of single-family residential property, $296,000 of commercial real estate and $156,000 of land.

Non-performing assets totaled $11.2 million, or .74% of total assets at June 30, 2001, compared to $7.4 million, or .45% of total assets at June 30, 2000. Non-performing loans totaled $9.5 million, or .87% of total loans, at June 30, 2001, compared to $6.9 million, or .62% of total loans, at June 30, 2000. Residential mortgage loans represented $5.9 million, or 62.5%, of total non-performing loans at June 30, 2001. The largest non-performing loan at June 30, 2001 had an outstanding principle balance of $768,000. The increase in non-performing loans from June 30, 2000 resulted equally from increases in non-performing single-family residential mortgage loans and commercial loans. The following is an analysis of the composition of non-performing assets:

                                                                        JUNE 30,
                                                                   2001          2000
                                                                 --------      --------
                                                                 (DOLLARS IN THOUSANDS)
Non-accrual loans                                                $ 6,082       $ 3,931
Accruing loans 90 days or more past due                            3,378         2,924
                                                                 -------       -------
Total non-performing loans                                         9,460         6,855
Other real estate owned                                            1,762           529
                                                                 -------       -------
Total non-performing assets                                      $11,222       $ 7,384
                                                                 =======       =======
Restructured loans                                               $ 3,241       $ 2,977
                                                                 =======       =======

Non-performing loans to total loans                                 0.87%         0.62%
Non-performing assets to total assets                               0.74%         0.45%
Non-performing loans plus restructured loans to total loans         1.17%         0.89%
Non-performing assets plus restructured loans to total assets       0.95%         0.64%

Restructured loans at June 30, 2001 includes one loan with an outstanding balance of $2.9 million that was restructured in May 1999 and has been performing in accordance with its restructured terms since such time. The remainder of the balance at June 30, 2001 represents various loans collateralized by single family residential properties that are performing in accordance with modified payment terms approved by the bankruptcy courts.



The aggregate amounts of the Company's classified assets as of June 30, 2001 and 2000 were as follows:

                                                 JUNE 30,
                                       2001                   2000
                                   --------------        --------------
                                               (IN THOUSANDS)
Substandard                           $20,669             $12,051
Doubtful                                   56                 280
                                      -------             -------
Total                                 $20,725             $12,331
                                      =======             =======


The increase in classified assets at June 30, 2001 compared to June 30, 2000 was attributed to a $1.2 million increase in residential real estate mortgage loans past due greater than 90 days that are classified as substandard, a $1.8 million increase in commercial real estate loans, a $2.3 million increase in commercial loans (principally SBA loans) and the classification of a $1.1 million corporate debt security and a $2.0 million bank-issued trust preferred security. The largest classified asset at June 30, 2001 was the $2.9 million restructured loan, discussed previously.

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


                                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                      JUNE 30,                            JUNE 30,
                                                               2001              2000               2001             2000
                                                          ---------------   ---------------    ---------------  --------------
                                                                                    (IN THOUSANDS)
  Balance at beginning of period                           $    10,169       $     7,761        $    10,150      $     7,431
  Provision charged to expense                                     495               450                960              900
  Loans charged-off                                               (519)             (235)            (1,023)            (488)
  Recoveries of loans previously charged off                       118               159                176              292
  Acquired allowance for loan loss                                  --             1,773                 --            1,773
                                                           -----------       -----------        -----------      -----------
  Balance at end of period                                 $    10,263       $     9,908        $    10,263      $     9,908
                                                           ===========       ===========        ===========      ===========

  Loans outstanding at end of period                       $ 1,085,848       $ 1,103,821                N/A              N/A
  Average loans outstanding                                $ 1,088,822       $   919,314        $ 1,090,248      $   892,565
  Allowance as a percentage of loans outstanding                  0.95%             0.90%               N/A              N/A
  Net charge-offs to average loans (annualized)                   0.15%             0.03%              0.16%            0.04%
  Allowance for possible loan losses to non-performing
   loans                                                        108.49%           144.54%               N/A              N/A


The allowance for possible loan losses totaled $10.3 million at June 30, 2001, representing .95% of total loans, compared to $9.9 million at June 30, 2000, or
 .90% of total loans. Charge-offs represent the amount of loans actually removed as earning assets from the balance sheet due to uncollectibility. Amounts recovered on previously charged-off assets are netted against charge-offs, resulting in net charge-offs for the period. Net loan charge-offs for the three months and six months ended June 30, 2001 were $401,000 and $847,000, respectively, compared to net charge-offs of $76,000 and $196,000, respectively, for the same periods in 2000. The increase in net charge-offs in 2001 compared to 2000 is primarily attributed to the historically low levels of charge-offs in 2000 as well as to increases in delinquency trends in general. Charge-offs have been made in accordance with the Company's standard policy and have occurred primarily in the commercial and consumer loan portfolios.

The allowance for possible loan losses as a percentage of non-performing loans ("coverage ratio"), was 108.5% at June 30, 2001, compared to 144.5% at June 30, 2000. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the adequacy of the allowance by management, particularly given the extent to which the Company's non-performing loans consist of single-family residential mortgage loans.

COMPARISON OF JUNE 30, 2001 AND DECEMBER 31, 2000 FINANCIAL CONDITION

Total assets amounted to $1.52 billion at June 30, 2001, compared to $1.56 billion at December 31, 2000, a decrease of $38.6 million, or 2.5% from December 31, 2000. Total investment securities decreased by $5.6 million to $324.6 million, primarily as a result of sales of securities during the first six months of 2001. The Company's general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its investment securities as available-for-sale. At June 30, 2001, 96.4% of the total investment portfolio was classified as available-for-sale, while those securities which the Company intends to hold to maturity represented the remaining 3.6%. This compares to 95.9% and 4.1% classified as available-for-sale and held to maturity, respectively, at December 31, 2000.

Total loans decreased $3.8 million to $1.09 billion at June 30, 2001. This decrease consists of a $37.1 million decrease in residential loans and a $4.5 million decrease in consumer loans offset in part by a $37.8 million increase in commercial and commercial real estate loans. Management continues to emphasize increasing earning assets and improving earning asset yields by increasing and changing the mix of the loan portfolio. The decrease in residential loans has resulted primarily from the lower interest rate environment during the first six months of 2001 which has led to increased refinancing and loan sale activity.

Other assets increased $2.0 million from $36.4 million at December 31, 2000 to $38.4 million at June 30, 2001 primarily as a result of increases in other real estate owned and prepaid expenses.

Total deposits increased $17.8 million to $1.13 billion at June 30, 2001 from $1.11 billion at December 31, 2000. The Company continues to emphasize growth in its existing retail deposit base provided incremental deposit growth is cost effective compared to alternative funding sources. Total interest-bearing deposits accounted for 93.7% of total deposits at June 30, 2001, compared to 93.1% at December 31, 2000.

Total borrowings, including federal funds purchased, decreased $60.6 million to $264.8 million at June 30, 2001, compared to $325.4 million at December 31, 2000. This decrease resulted primarily from the use of federal funds sold and other liquidity generated by increases in deposits and decreases in the loan and securities portfolios to reduce borrowings.


LIQUIDITY AND CAPITAL RESOURCES

The objective of liquidity management is to ensure the availability of funds to accommodate customer loan demand, as well as deposit withdrawals while continuously seeking higher yields from longer term lending and investing opportunities. This is accomplished principally by maintaining sufficient cash flows and liquid assets along with consistent stable core deposits and the capacity to maintain immediate access to funds. These immediately accessible funds may include federal funds sold, unpledged marketable securities, reverse repurchase agreements or available lines of credit from the Federal Reserve Bank, Federal Home Loan Bank (FHLB), or other financial institutions. An important factor in the preservation of liquidity is the maintenance of public confidence, as this facilitates the retention and growth of a large, stable supply of core deposits in funds.

The Company's principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB as well as other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. The investment portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $312,805 million were classified as available-for-sale as of June 30, 2001, representing 96.4% of the total investment portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity.

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

On June 20, 2000, the Company completed the acquisition of Milton. In connection with the acquisition, the Company issued 965 common shares having a total value of approximately $14.2 million and paid cash of $14.1 million to the Milton shareholders. The acquisition was accounted for as a purchase. Accordingly, Milton's results of operations have been included from the date of acquisition.

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

The Company obtained a $15 million term loan with a financial institution in order to partially fund the 1996 acquisition of County Savings Bank. This loan, which was amended September 29, 2000, had an outstanding balance of $8.0 million at June 30, 2001. Under the terms of the loan agreement, the Company is required to make quarterly interest payments and annual principal payments of $1.0 million commencing September 30, 2001. The unpaid loan balance is due in full September 1, 2007. Also, the Company has pledged 67% of the stock of FNB as security for the loan. The loan agreement contains certain financial covenants which require that (i) the Company maintain a minimum ratio of total capital to risk-weighted assets of 10%; (ii) each of the Company's banking subsidiaries, which represent greater than 10% of the Company's consolidated capital, maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, Tier 1 capital to average assets of 5.0% and total capital to risk-weighted assets of 10.0%; (iii) the Company maintain, on a consolidated basis, a minimum annualized return on average assets of not less than 0.75%; and (iv) the Company maintain, on a consolidated basis, a ratio of non-performing loans to equity capital of less than 25.0% and a minimum ratio of allowance for possible loan losses to non-performing loans of 75.0%. At June 30, 2001, the Company was in compliance with each of these financial covenants. The loan agreement also restricts the Company's ability to sell assets, grant security interests in the stock of its banking subsidiaries, merge or consolidate, and engage in business activity unrelated to banking.

Shareholders' equity at June 30, 2001 was $112.0 million, compared to shareholders' equity at December 31, 2001 of $107.1 million, an increase of $4.9 million. This increase resulted primarily from the retention of earnings, net of dividends paid. The Company's board of directors had authorized a 350,000 common share repurchase program which was completed during the second quarter of 2001. Additional repurchase authorizations are expected to be evaluated on an ongoing basis as an effective capital management tool.

Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio Tier 1 capital to total assets) of 3.0% must be maintained. At June 30, 2000, the Company had a total risk-based capital ratio of 11.4%, of which 10.5% consisted of Tier 1 capital. The leverage ratio for the Company at June 30, 2001, was 7.2%.

Cash dividends declared to shareholders of the Company totaled $2.6 million, or $0.29 per share, during the first six months of 2001. This compares to dividends of $2.2 million, or $0.28 per share, for the same period in 2000. Cash dividends paid as a percentage of net income amounted to 32.6% and 35.4% for the six months ended June 30, 2001 and 2000, respectively.

The Company's net interest margin during the first half of 2001 continued to benefit from declines in market interest rates combined with the maturity of higher costing certificates of deposit. The Company anticipates that further improvement in its net interest margin in future quarters may be minimal as continued declines in the Company's cost of funds in the current interest rate environment are likely to be substantially offset by the impact of prepayments and re-pricing of higher yielding assets.

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

                                     ITEM 3:

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



For a discussion of their Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Management's Discussion and Analysis - Interest Rate Risk Management" in the Company's Form 10-K for the year ended December 31, 2000. The following summarizes the Company's simulations of net interest income and net present value (NPV) as of March 31, 2001, the most recent period for which this information is available:


                                                           PROJECTED               CHANGE             % CHANGE FROM
                 CHANGE IN INTEREST RATES                   AMOUNT                FROM BASE                BASE
                 ------------------------                   ------                ---------                ----
                                                                               (In thousands)
                 Net Interest Income:
                   200 Basis point increase                $ 46,261             $    (448)               (0.96)%
                   Base scenario - no change                 46,709                   N/A                  N/A
                   200 Basis point decrease                  46,652                   (57)               (0.12)%

                 Net Present Value (NPV):
                   200 Basis point increase                  91,222               (12,055)              (11.67)%
                   Base scenario - no change                103,277                   N/A                  N/A
                   200 Basis point decrease                  91,357               (11,920)              (11.54)%

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On April 19, 2001, the Company held its Annual Meeting of Shareholders, the results of which follows:

        1. To approve and ratify the appointment of Pricewaterhouse Coopers, L.L.P. as independent auditors for the year ended December 31, 2001:

                                                              Abstaining/
                       Votes For        Votes Against      Broker Non-Votes
                       ---------        -------------      ----------------
                       6,781,082           15,652                18,712

        2.  Election of Class II directors:

                                                             Votes Against/
                                         Votes For             Withheld
                                         ---------           --------------

         Philip E. Burke                 6,781,528               33,918
         Gary N. Fields                  6,472,333              343,113
         James L. Nichols                6,778,249               37,197


ITEM 5. OTHER INFORMATION

        The proxy holders for the 2002 annual meeting of shareholders will use their discretion in voting on any and all matters brought before the 2002 annual meeting which were not provided to the Company in an advance notice on or prior to February 19, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits Required by Item 601 of Regulation S-K

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



                                    BancFirst Ohio Corp.
                                    (Registrant)

Date: August 10, 2001               (Signed) /s/ GARY N. FIELDS
                                    ----------------------------------------
                                    Gary N. Fields
                                    President and
                                    Chief Executive Officer


Date:  August 10, 2001              (Signed) /s/ KIM M. TAYLOR
                                    ----------------------------------------
                                    Kim M. Taylor
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)