Form 10-Q
period 2001-09-30
BANCFIRST OHIO CORP
filed 2001-11-07
CIK 868572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                        Yes     X               No
                             -------                -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                     Outstanding as of October 28, 2001
           -----                     ----------------------------------
Common Stock, No Par Value                        8,739,670

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

                  Consolidated Balance Sheet.............................................................................. 3

                  Consolidated Statement of Income........................................................................ 4

                  Consolidated Statement of Cash Flows.................................................................... 5

                  Notes to Consolidated Financial Statements.............................................................. 6-8

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................................................................... 9-22

Item 3. Quantitative and Qualitative Disclosures About Market Risk........................................................ 23


PART II. OTHER INFORMATION

         Other Information ............................................................................................... 24

         Item 1. Legal Proceedings
         Item 2. Changes in Securities and Use of Proceeds
         Item 3. Defaults upon Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K
                    (a) Exhibits required by Item 601 of Regulation S-K
                    (b) Reports on Form 8-K

Signatures ..............................................................................................................  25


                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                              BANCFIRST OHIO CORP.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                ASSETS:                                            SEPTEMBER 30,  DECEMBER 31,
                                                                                      2001           2000
                                                                                   (UNAUDITED)
                                                                                   -----------    -----------
Cash and due from banks                                                            $    29,428    $    32,511
Federal Funds sold                                                                          39         30,159
Securities held-to-maturity, at amortized cost
    (approximate fair value of $10,806 and
    $13,496 in 2001 and 2000, respectively)                                             10,468         13,453
Securities available-for-sale, at fair value                                           303,561        316,793
                                                                                   -----------    -----------
          Total securities                                                             314,029        330,246
                                                                                   -----------    -----------
  Loans, net of unearned income                                                      1,076,703      1,089,651
  Allowance for possible loan losses                                                   (10,279)       (10,150)
                                                                                   -----------    -----------
          Net loans                                                                  1,066,424      1,079,501
                                                                                   -----------    -----------
Bank premises and equipment, net                                                        18,011         18,385
Accrued interest receivable                                                              9,711         10,503
Goodwill                                                                                18,612         19,453
Other identified intangible assets                                                       1,830          2,436
Other assets                                                                            38,747         36,407
                                                                                   -----------    -----------
          Total assets                                                             $ 1,496,831    $ 1,559,601
                                                                                   ===========    ===========
                             LIABILITIES:
Deposits:
          Non-interest-bearing deposits                                            $    76,113    $    76,833
          Interest-bearing deposits                                                  1,022,547      1,036,722
                                                                                   -----------    -----------
            Total deposits                                                           1,098,660      1,113,555
                                                                                   -----------    -----------
Federal Home Loan Bank advances and other borrowings                                   266,668        325,368
Accrued interest payable                                                                 4,553          6,343
Other liabilities                                                                       11,596          7,193
                                                                                   -----------    -----------
          Total liabilities                                                        $ 1,381,477    $ 1,452,459
                                                                                   -----------    -----------
                         SHAREHOLDERS' EQUITY:
Common stock, no par or stated value, 20,000,000 shares
  authorized, 9,534,261and 9,517,612 shares issued in 2001
  and 2000, respectively                                                                87,050         86,855
Retained earnings                                                                       46,940         38,898
Accumulated other comprehensive income                                                    (626)        (1,782)
Treasury stock, 795,427 and 734,629 shares, at cost, in 2001
  and 2000, respectively                                                               (18,010)       (16,829)
                                                                                   -----------    -----------
Total shareholders' equity                                                             115,354        107,142
                                                                                   -----------    -----------
          Total liabilities and shareholders' equity                               $ 1,496,831    $ 1,559,601
                                                                                   ===========    ===========

The accompanying notes are an integral part of the financial statements.

                              BANCFIRST OHIO CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                     2001      2000         2001      2000
                                                    -------   -------      -------   -------
Interest Income:
  Interest and fees on loans                        $22,489   $23,853      $69,589   $61,435
  Interest and dividends on securities:
     Taxable                                          5,097     6,504       16,199    18,045
     Tax-exempt                                         344       420        1,017     1,263
  Other interest income                                  42        17        1,125        25
                                                    -------   -------      -------   -------
          Total interest income                      27,972    30,794       87,930    80,768
                                                    -------   -------      -------   -------
Interest expense:
  Deposits                                           12,101    13,310       39,935    31,040
  Borrowings                                          4,248     6,660       13,828    19,700
                                                    -------   -------      -------   -------
          Total interest expense                     16,349    19,970       53,763    50,740
                                                    -------   -------      -------   -------
          Net interest income                        11,623    10,824       34,167    30,028
  Provision for possible loan losses                    510       450        1,470     1,350
                                                    -------   -------      -------   -------
          Net interest income after provision for
            possible loan losses                     11,113    10,374       32,697    28,678
                                                    -------   -------      -------   -------
Other income:
  Trust and custodian fees                              694       645        1,832     2,002
  Financial planning fees                               193       403          750     1,159
  Customer service fees                                 660       668        1,890     1,739
  Gain on sales of loans                                873       769        2,469     1,907
  Other                                                 989       919        3,109     2,567
  Investment securities gains, net                       67       256          262       256
                                                    -------   -------      -------   -------
          Total other income                          3,476     3,660       10,312     9,630
                                                    -------   -------      -------   -------
Non-interest expense:
  Salaries and employee benefits                      4,564     4,480       13,593    13,140
  Net occupancy expense                                 545       545        1,635     1,553
  Amortization of goodwill                              278       278          840       557
  Amortization of other identified intangibles          167       234          607       717
  Other                                               3,014     2,768        8,679     7,585
                                                    -------   -------      -------   -------
          Total non-interest expense                  8,568     8,305       25,354    23,552
                                                    -------   -------      -------   -------
  Income before income taxes                          6,021     5,729       17,655    14,756
  Provision for Federal income taxes                  1,971     1,887        5,795     4,693
                                                    -------   -------      -------   -------
          Net income                                $ 4,050   $ 3,842      $11,860   $10,063
                                                    =======   =======      =======   =======

Basic earnings per share                            $  0.46   $  0.44      $  1.35   $  1.22
                                                    =======   =======      =======   =======
Diluted earnings per share                          $  0.46   $  0.44      $  1.34   $  1.22
                                                    =======   =======      =======   =======

Weighted average common shares outstanding:
          Basic                                       8,742     8,789        8,766     8,223
                                                    =======   =======      =======   =======
          Diluted                                     8,818     8,804        8,821     8,238
                                                    =======   =======      =======   =======
Cash dividends per common share                     $ 0.145   $ 0.138      $ 0.435   $ 0.414
                                                    =======   =======      =======   =======

The accompanying notes are an integral part of the financial statements.

                              BANCFIRST OHIO CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30
                                                                            2001         2000
                                                                         ---------    ---------
Cash flows from operating activities:
  Net income                                                             $  11,860    $  10,063
  Adjustment to reconcile net income to net cash
    provided by operations:
  Depreciation and amortization                                              3,462        4,095
  Provision for possible loan losses                                         1,470        1,350
  Gain on sales of assets                                                   (2,742)      (2,274)
  Decrease (increase) in interest receivable                                   792         (783)
  Increase in other assets                                                  (4,280)      (2,798)
  Increase (decrease) in interest payable                                   (1,790)         711
  Increase (decrease) in other liabilities                                   1,756       (5,383)
  FHLB stock dividend                                                       (1,171)      (1,038)
                                                                         ---------    ---------
          Net cash provided by operating activities                          9,357        3,943
                                                                         ---------    ---------
Cash flows from investing activities:
  (Increase) decrease in federal funds sold and short term investments      30,120          (14)
  Proceeds from maturities of securities held-to-maturity                    2,958        4,479
  Proceeds from maturities and sales of securities available-for-sale       58,633       88,804
  Purchase of securities available-for-sale                                (39,631)     (28,398)
  Increase in loans, net                                                   (47,961)    (134,213)
  Purchases of equipment and other assets                                   (1,160)      (1,504)
  Proceeds from sales of loans                                              63,000       37,405
  Acquisition of Milton Federal Financial Corp., net of cash acquired         --        (23,241)
                                                                         ---------    ---------
          Net cash provided by (used in) investing activities               65,959      (56,682)
                                                                         ---------    ---------
Cash flows from financing activities:
  Decrease in federal funds purchased                                         --        (24,100)
  Decrease in Federal Home Loan Bank advances and other borrowings         (58,700)     (69,570)
  Net increase (decrease) in deposits                                      (14,895)     136,770
  Cash dividends paid                                                       (3,818)      (3,366)
  Issuance (purchase) of stock, net                                           (986)      11,200
                                                                                      ---------
                                                                                      ---------
          Net cash provided by (used in) financing activities              (78,399)      50,934
                                                                         ---------    ---------
          Net decrease in cash and due from banks                           (3,083)      (1,805)

Cash and due from banks, beginning of period                                32,511       32,191
                                                                         ---------    ---------

Cash and due from banks, end of period                                   $  29,428    $  30,386
                                                                         =========    =========

     The accompanying notes are an integral part of the financial statements

                              BANCFIRST OHIO CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of BancFirst Ohio Corp. ("Company"), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000 for additional disclosures, including a summary of the Company's accounting policies. The results of operations for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

1)       BASIS OF PRESENTATION:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

2)       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133 (as amended by SFAS No. 138), "Accounting for Derivative Instruments and Hedging Activities" was issued. These statements establish accounting and reporting standards for derivative instruments and for hedging activities. The provisions of these statements were implemented in the first quarter of 2001 and impacted the accounting for the Company's interest rate swap transactions that had a total notional amount of $60,000 and $64,375 at September 30, 2001 and December 31, 2000, respectively. The impact on the Company's consolidated financial statements as of September 30, 2001 and for the nine month period then ended was to decrease net income by $31, decrease accumulated other comprehensive income by $1,720, increase other liabilities by $2,694 and increase other assets by $943.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for using the purchase method. This statement applies to business combinations initiated after June 30, 2001. SFAS No. 142, which is effective January 1, 2002, changes financial accounting and reporting of acquired goodwill and other intangibles. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company estimates that the elimination of goodwill amortization expense will positively impact net income in 2002 by approximately $1,100. The Company has not yet determined what impact, if any, the goodwill impairment provisions may have on the Company's financial statements.

3)       ACQUISITION

         On June 20, 2000, the Company completed the acquisition of Milton Federal Financial Corporation ("Milton"). In connection with the acquisition, the Company issued 965 common shares having a total value of approximately $14,243 and paid cash of $14,073 to the Milton shareholders. The acquisition is being accounted for as a purchase. Accordingly, Milton's results of operations have been included from the date of acquisition. Total assets added from this acquisition approximated $259,194. The following summarizes the pro-forma results of operations for the nine months ended September 30, 2000 as if Milton had been acquired as of the beginning of such period:

                Net interest income                       $ 33,266
                Net income                                  10,692
                Basic earnings per share                      1.21
                Diluted earnings per share                    1.21



4)       COMPUTATION OF EARNINGS PER SHARE

         The computation of earnings per share is as follows:


                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                           SEPTEMBER 30,            SEPTEMBER 30,
                                                         2001         2000         2001         2000
                                                       -------      -------      -------      -------
Actual weighted average common shares outstanding        8,742        8,789        8,766        8,223

Dilutive common stock equivalents:
  Stock options                                             56         --             35         --
  Bonus shares - Company match                              20           15           20           15
                                                       -------      -------      -------      -------
Weighted average common shares outstanding
  adjusted for dilutive common stock equivalents         8,818        8,804        8,821        8,238
                                                       =======      =======      =======      =======
Net income                                             $ 4,050      $ 3,842      $11,860      $10,063
                                                       =======      =======      =======      =======
Basic earnings per share                               $  0.46      $  0.44      $  1.35      $  1.22
                                                       =======      =======      =======      =======
Diluted earnings per share                             $  0.46      $  0.44      $  1.34      $  1.22
                                                       =======      =======      =======      =======


5)       COMPREHENSIVE INCOME

         The Company's comprehensive income, determined in accordance with SFAS No. 130, was $4,619 and $5,533 for the three months ended September 30, 2001 and 2000, respectively, and $13,016 and $11,291 for the nine months ended September 30, 2001 and 2000, respectively.

6)       PENDING MERGER

         On September 5, 2001, the Company and UNB Corp. ("UNB") agreed to a combination structured as a merger of equals pursuant to the terms of an Agreement of Merger and Plan of Reorganization ("Agreement"). If consummated, the Company will merge into UNB and UNB will issue 1.325 shares of common stock in exchange for each share of the Company's common stock. Cash will be paid for any fractional shares. This merger is subject to the approval of the shareholders of both companies, regulatory approvals and other customary conditions of closing. The Company and UNB also entered into stock option agreements (the "Stock Option Agreements") pursuant to one of which UNB granted the Company the right, upon the terms and subject to the conditions set forth therein, to purchase up to 1,561,064 shares of UNB common stock at a price of $18.50 per share, and pursuant to the other of which the Company granted UNB the right, upon the terms and subject to the conditions set forth therein, to purchase up to 1,302,533 shares of the Company's common stock at a price of $20.95 per share. The number of shares subject to each of the Stock Option Agreements represents approximately 14.9% of the voting power of the holders of securities of each party in the election of directors of that party.

         The merger will be accounted for under the purchase method of accounting. For accounting purposes, the Company has been determined to be the acquiror and will record the fair market value of UNB's assets and liabilities in its financial statements. The difference between the purchase price of approximately $175.1 million and the fair market value of the identified net assets will be recorded as goodwill.

         At September 30, 2001, UNB had total assets of $1.1 billion, loans of $906.5 million, deposits of $823.9 million and shareholders equity of $83.6 million. For the nine months ended September 30, 2001, UNB reported net income of $11.6 million.

         For further information, see the Company's Current Report on Form 8-K dated September 6, 2001, which is incorporated herein by reference.

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

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its bank subsidiary operate); competition for the Company's customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates; prepayments of loans and securities; material unforeseen changes in the liquidity, results of operations, or other financial position of the Company's customers; the pending merger with UNB Corp.; and other risks detailed in the Company's Form 10-K for the year ended December 31, 2000 and its other filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

BANCFIRST OHIO CORP.
SELECTED FINANCIAL DATA:
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               AT OR FOR THE THREE MONTHS            AT OR FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                                                 2001                2000              2001              2000
                                                             --------------     --------------     --------------    --------------
STATEMENT OF INCOME DATA:
  Interest income                                            $       27,972     $       30,794     $       87,930    $       80,768
  Interest expense                                                   16,349             19,970             53,763            50,740
                                                             --------------     --------------     --------------    --------------
  Net interest income                                                11,623             10,824             34,167            30,028
  Provision for possible loan losses                                    510                450              1,470             1,350
  Non-interest income                                                 3,476              3,660             10,312             9,630
  Non-interest expense                                                8,568              8,305             25,354            23,552
                                                             --------------     --------------     --------------    --------------
  Income before income taxes                                          6,021              5,729             17,655            14,756
  Provision for Federal income taxes                                  1,971              1,887              5,795             4,693
                                                             --------------     --------------     --------------    --------------
  Net income                                                 $        4,050     $        3,842     $       11,860    $       10,063
                                                             ==============     ==============     ==============    ==============
PER SHARE DATA:
  Basic earnings per share                                   $         0.46     $         0.44     $         1.35    $         1.22
  Diluted earnings per share                                           0.46               0.44               1.34              1.22
  Dividends                                                           0.145              0.138              0.435             0.414
  Book value                                                          13.20              11.30                N/A               N/A
  Tangible book value                                                 10.86               8.77                N/A               N/A

BALANCE SHEET DATA:
  Total assets                                               $    1,496,831     $    1,567,710                N/A               N/A
  Loans                                                           1,076,703          1,067,971                N/A               N/A
  Allowance for possible loan losses                                 10,279             10,197                N/A               N/A
  Securities                                                        314,029            388,619                N/A               N/A
  Deposits                                                        1,098,660          1,098,741                N/A               N/A
  Borrowings                                                        266,668            356,760                N/A               N/A
  Shareholders' equity                                              115,354             99,233                N/A               N/A

PERFORMANCE RATIOS (1):
  Return on average assets                                             1.07%              0.97%              1.03%             0.95%
  Return on average equity                                            13.99              15.59              14.19             15.59
  Tangible return on average tangible equity                          18.78              22.75              19.41             21.43
  Net interest margin                                                  3.33               3.00               3.22              3.13
  Interest rate spread                                                 2.98               2.73               2.86              2.84
  Non-interest income to average assets                                0.92               0.92               0.89              0.91
  Non interest expense to average assets (2)                           2.14               1.96               2.07              2.11
  Efficiency ratio (3)                                                53.33              53.86              53.36             55.52

ASSET QUALITY RATIOS:
  Non-performing loans to total loans                                  0.97%              0.75%               N/A               N/A
  Non-performing assets to total assets                                0.83               0.53                N/A               N/A
  Allowance for possible loan losses to total loans                    0.95               0.95                N/A               N/A
  Allowance for possible loan losses to non-performing loans           98.9              126.9                N/A               N/A
  Net charge-offs to average loans (1)                                 0.18               0.06               0.17%             0.05%

CAPITAL RATIOS:
  Shareholders' equity to total assets                                 7.71%              6.33%               N/A               N/A
  Tier 1 capital to average total assets                               7.75               6.67                N/A               N/A
  Tier 1 capital to risk-weighted assets                              10.66               9.95                N/A               N/A


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

                                                     Three Months Ended September 30,
                                            2001                                             2000
                          ------------------------------------------    --------------------------------------
                          Average Balance    Income/    Yield/             Average      Income/     Yield/
                                             Expense    Rate(1)            Balance      Expense     Rate(1)
                          ----------------------------------------      --------------------------------------
                                                       (Dollars in Thousands)
Securities:
     Taxable                    $ 299,662      $ 5,097      6.75%           $ 339,265      $ 6,503      7.63%
     Tax exempt                    27,323          529      7.68               30,492          646      8.43
                          ----------------  ------------                --------------   -----------
     Total securities             326,985        5,626      6.83              369,757        7,149      7.69
Loans (2):
     Commercial                   522,668       11,313      8.59              459,634       10,727      9.28
     Real Estate                  416,012        8,370      7.98              510,032       10,252      8.00
     Consumer                     136,108        2,820      8.22              125,307        2,890      9.18
                          ----------------  ------------                --------------   -----------
     Total loans                1,074,788       22,503      8.31            1,094,973       23,869      8.67
Federal funds sold                  4,633           42      3.60                1,110           17      6.09
                          ----------------  ------------                --------------   -----------
     Total earning
        assets (3)              1,406,406     $ 28,171      7.95%           1,465,840     $ 31,035      8.42%
                                            ------------                                 -----------
     Non-interest
        earning assets            100,161                                     113,722
                          -----------------                             --------------
Total assets                   $1,506,567                                  $1,579,562
                          =================                             ==============
Interest-bearing
  deposits:
     Demand and
      savings deposits          $ 319,801      $ 2,201      2.73%           $ 260,137      $ 2,006      3.07%
     Time deposits                721,211        9,900      5.45              733,772       11,304      6.13
                          ----------------  ------------                --------------   -----------
     Total deposits             1,041,012       12,101      4.61              993,909       13,310      5.33
Borrowings                        263,680        4,248      6.39              403,324        6,660      6.57
                          ----------------  ------------                --------------   -----------
     Total interest-
      bearing liabilities       1,304,692       16,349      4.97%           1,397,233     $ 19,970      5.69%
                                            ------------                                  ----------
     Non-interest-
      bearing deposits             71,914                                      72,417
                          -----------------                             ---------------
     Subtotal                   1,376,606                                   1,469,650
Accrued expenses
 and other liabilities             15,096                                      11,873
                          -----------------                             ---------------
     Total liabilities          1,391,702                                   1,481,523
     Shareholders'
       Equity                     114,865                                      98,039
                          -----------------                             ---------------
Total liabilities and
 shareholders' equity          $1,506,567                                  $1,579,562
                          =================                             ===============
Net interest income
  and interest rate
  spread (4)                                  $ 11,822      2.98%                         $ 11,065      2.73%
                                            ==========  =========                        ==========    ======
Net interest margin
  (5)                                                       3.33%                                       3.00%
                                                        =========                                      ======
Average interest-
 earning assets  to
  average interest-
  bearing   liabilities                                    107.8%                                      104.9%






                                                 Nine Months Ended September 30,
                                           2001                                     2000
                         -----------------------------------------   -----------------------------------
                            Average      Income/    Yield/            Average       Income/    Yield/
                            Balance      Expense   Rate(1)            Balance       Expense   Rate(1)
                         ------------------------------------      --------------------------------------
                                                     (Dollars in Thousands)
Securities:
     Taxable                 $ 301,444    $ 16,198     7.18%            $ 321,083   $ 18,043       7.51%
     Tax exempt                 26,485       1,567     7.91                30,199      1,944       8.60
                         -------------    ----------               ---------------  ---------   ---------
     Total securities          327,929      17,765     7.24               351,282     19,987       7.60
Loans (2):
     Commercial                508,500      33,851     8.90               441,606     30,104       9.11
     Real Estate               444,624      27,049     8.13               404,953     23,812       7.85
     Consumer                  131,914       8,728     8.85               113,968      7,564       8.87
                         -------------    ----------               ---------------  ---------   ---------
     Total loans             1,085,038      69,628     8.58               960,527     61,480       8.55
Federal funds sold              30,965       1,125     4.86                   534         25       6.25
                         -------------    ----------               ---------------  ---------   ---------
     Total earning
        assets (3)           1,443,932    $ 88,518     8.20%            1,312,343   $ 81,492       8.29 %
                                          ----------
     Non-interest
        earning assets         100,834                                     96,339
                         -------------                             ---------------
Total assets                $1,544,766                                 $1,408,682
                         =============                             ===============
Interest-bearing
  deposits:
     Demand and
      savings deposits       $ 289,070     $ 6,292     2.91%            $ 238,433    $ 5,249       2.94%
     Time deposits             765,092      33,643     5.88               593,684     25,791       5.80
                         -------------    ----------               ---------------  ---------   ---------
     Total deposits          1,054,162      39,935     5.06               832,117     31,040       4.98
Borrowings                     291,076      13,828     6.35               412,179     19,700       6.38
                         -------------    ----------               ---------------  ---------   ---------
     Total interest-
      bearing liabilities    1,345,238      53,763     5.34%            1,244,296   $ 50,740       5.45%
                                          ----------                                ---------
     Non-interest-
      bearing deposits          72,160                                     67,287
                         -------------                             ----------------
     Subtotal                1,417,398                                  1,311,583
Accrued expenses
 and other liabilities          15,617                                     10,860
                         -------------                             ----------------
     Total liabilities       1,433,015                                  1,322,443
     Shareholders'
       Equity                  111,751                                     86,239
                         -------------                             ---------------
Total liabilities and
 shareholders' equity       $1,544,766                                 $1,408,682
                         =============                             ===============
Net interest income
  and interest rate
  spread (4)                              $ 34,755     2.86%                        $ 30,752       2.84%
                                         ==========  ======                        =========   ========
Net interest margin
  (5)                                                  3.22%                                       3.13%
                                                     ======                                    ========
Average interest-
 earning assets  to
  average interest-
  bearing   liabilities                               107.3%                                      105.5 %

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



                                         THREE MONTHS ENDED SEPT 30,        NINE MONTHS ENDED SEPT 30,
                                               2001 VS. 2000                      2001 VS. 2000
                                            INCREASE (DECREASE)                 INCREASE (DECREASE)
                                            -------------------                 -------------------
                                              (IN THOUSANDS)                      (IN THOUSANDS)
                                      VOLUME       RATE        TOTAL      VOLUME       RATE        TOTAL
                                      -------     -------     -------     -------     -------     -------
Interest-earning assets:
Securities:
  Taxable                             $  (708)    $  (698)    $(1,406)    $(1,085)    $  (760)    $(1,845)
  Non-taxable                             (63)        (54)       (117)       (228)       (149)       (377)
                                      -------     -------     -------     -------     -------     -------
          Total securities               (771)       (752)     (1,523)     (1,313)       (909)     (2,222)
                                      -------     -------     -------     -------     -------     -------
Loans:
  Commercial                            1,423        (837)        586       4,442        (695)      3,747
  Real estate                          (1,864)        (18)     (1,882)      2,375         862       3,237
  Consumer                                242        (312)        (70)      1,181         (17)      1,164
                                      -------     -------     -------     -------     -------     -------
          Total loans                    (199)     (1,167)     (1,366)      7,998         150       8,148
Fed funds sold                             35         (10)         25       1,107          (7)      1,100
                                      -------     -------     -------     -------     -------     -------
Total interest-earning assets (1)        (935)     (1,929)     (2,864)      7,792        (766)      7,026
                                      -------     -------     -------     -------     -------     -------
Interest-bearing liabilities:
Deposits:
  Demand and savings deposits             431        (236)        195       1,098         (55)      1,043
  Time deposits                          (187)     (1,217)     (1,404)      7,509         343       7,852
                                      -------     -------     -------     -------     -------     -------
Total interest-bearing deposits           244      (1,453)     (1,209)      8,607         288       8,895
Borrowings                             (2,237)       (175)     (2,412)     (5,771)       (101)     (5,872)
                                      -------     -------     -------     -------     -------     -------
Total interest-bearing liabilities     (1,993)     (1,628)     (3,621)      2,836         187       3,023
                                      -------     -------     -------     -------     -------     -------
Net interest income                   $ 1,058     $  (301)    $   757     $ 4,956     $  (953)    $ 4,003
                                      =======     =======     =======     =======     =======     =======


 (1) Computed on a fully tax equivalent basis, assuming a tax rate of 35%.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net Income. Net income for the three months ended September 30, 2001 increased 5.4% to $4.1 million. Basic and diluted earnings per share in the third quarter of 2001 equaled $0.46, compared to $0.44 for the same period in 2000. Net interest income increased 7.4% to $11.6 million from $10.8 million while non-interest income decreased 5.0% to $3.5 million from $3.7 million in the three months ended September 30, 2001, as compared to the same period in 2000. Non-interest expense increased 3.2% to $8.6 million in the three months ended September 30, 2001. The provision for possible loan losses was $510,000 in 2001 compared to $450,000 in the prior year period. The Company's net interest margin was 3.33% for the three months ended September 30, 2001 and 3.00% for the three months ended September 30, 2000. The net interest margin throughout 2001 has benefited from declines in market interest rates combined with the maturity of higher costing certificates of deposit. The Company anticipates that further improvement in its net interest margin in future quarters may be minimal as continued declines in the Company's cost of funds in the current interest rate environment are likely to be substantially offset by the impact of prepayments and re-pricing of higher yielding assets. Non-interest income decreased primarily due to lower levels of financial planning fees. Non-interest expense increased primarily from increased levels of costs associated with lending and fee income generating activities. The Company's return on average assets and return on average equity were 1.07% and 13.99%, respectively, in the third quarter of 2001, compared to .97% and 15.59%, respectively, in the third quarter of 2000.

Interest Income. Total interest income decreased 9.2% to $28.0 million for the three months ended September 30, 2001, compared to $30.8 million for the third quarter of 2000. This decrease resulted from a $59.4 million decrease in average earning assets and a 47 basis point decrease in the average yield on earning assets. The decrease in average earning assets was due primarily to lower average securities balances that resulted from sales of securities in the fourth quarter of 2000 and lower average loan balances resulting from refinancing and loan sale activity. The weighted average yield on interest-earning assets decreased to 7.95% during the three months ended September 30, 2001, compared to 8.42% during the comparative three month period in 2000. The Company's yield on average loans decreased from 8.67% during the three months ended September 30, 2000 to 8.31% during the three months ended September 30, 2001. This decrease resulted primarily from lower market rates throughout 2001. Yields on the investment portfolio decreased from 7.69% during the third quarter of 2000 to 6.83% during the third quarter of 2001, also reflecting lower market interest rates in 2001.

Interest Expense. Total interest expense decreased 18.1% to $16.3 million for the three months ended September 30, 2001, compared to $20.0 million for the three months ended September 30, 2000. Interest expense decreased due to a $92.5 million decrease in the average balance of interest-bearing liabilities and a 72 basis point decrease in the Company's cost of funds. The decrease in average interest-bearing liabilities was attributed to lower borrowing levels, offset in part by a $47.1 million, or 4.7%, increase in the average balance of interest-bearing deposit accounts. The Company's cost of funds decreased to 4.97% in the three months ended September 30, 2001 compared to 5.69% in the same period of 2000. The decrease in cost of funds resulted primarily from decreased market interest rates combined with the maturity of higher costing certificates of deposit that are being renewed at lower current rates.

Provision for Possible Loan Losses. The provision for possible loan losses was $510,000 for the three months ended September 30, 2001, compared to $450,000 in the third quarter of 2000. The provision for possible loan losses was considered sufficient by management for maintaining an adequate allowance for loan losses. The increased provision in 2001 resulted primarily from increased loan levels as well as a change in the mix of the loan portfolio.

Non-Interest Income. Total non-interest income was $3.5 million for the three months ended September 30, 2001, compared to $3.7 million for the three months ended September 30, 2000. The following table sets forth the Company's non-interest income for the periods indicated:

                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                  SEPTEMBER 30,         SEPTEMBER 30,
                                2001       2000       2001       2000
                               -------    -------    -------    -------
                                           (In thousands)

Trust and custodian fees       $   694    $   645    $ 1,832    $ 2,002
Financial planning fees            193        403        750      1,159
Customer service fees              660        668      1,890      1,739
Gain on sales of loans             873        769      2,469      1,907
Other                              989        919      3,109      2,567
Investment securities gains         67        256        262        256
                               -------    -------    -------    -------
     TOTAL                     $ 3,476    $ 3,660    $10,312    $ 9,630
                               =======    =======    =======    =======



         Trust and custodian fees increased 7.6% to $694,000 in the third quarter of 2001 from $645,000 in the third quarter of 2000 while financial planning fees decreased 52.1% to $193,000 in the third quarter of 2001 from $403,000 in the third quarter 2000. The increase in trust and custodian fees primarily resulted from a $76,000 increase in fees from the sale of retail investment products. The decrease in financial planning fees was primarily due to market conditions that have adversely affected the level of new investment activity and the market value of assets under management.

Customer service fees, representing service charges on deposits and fees for other banking services, decreased 1.2% in the third quarter of 2001 to $660,000 from $668,000 in the third quarter of 2000.

Gains on sales of loans totaled $873,000 for the three months ended September 30, 2001 compared to $769,000 for the three months ended September 30, 2000. During the third quarter of 2001, the Company sold $9.7 million of the guaranteed portion of its SBA and other government guarantee loan originations in the secondary market compared to $6.2 million during the third quarter of 2000, realizing gains of $612,000 in 2001 compared to gains of $441,000 in 2000. Also, the Company recorded gains of $261,000 from sales of residential loans during the third quarter of 2001 compared to $328,000 in 2000.

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

Other income increased $70,000 to $989,000 in the third quarter of 2001 compared to $919,000 in the third quarter of 2000 primarily as a result of higher levels of loan servicing income, earnings on bank owned life insurance and electronic banking fees.

During the third quarter of 2001, the Company sold approximately $6.9 million of investment securities, realizing gains of $67,000. Sales in the third quarter of 2000 consisted of approximately $70.9 million of investment securities, which included $46.8 million of securities acquired in the Milton acquisition, on which the Company realized gains of $256,000.

Non-Interest Expense. Total non-interest expense increased $263,000 to $8.6 million in the three months ended September 30, 2001, compared to $8.3 million in the three months ended September 30, 2000. The following table sets forth the Company's non-interest expense for the periods indicated:


                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                 2001       2000       2001       2000
                                                -------    -------    -------    -------
                                                           (In thousands)
Salaries and employee benefits                  $ 4,564    $ 4,480    $13,593    $13,140
Net occupancy expense                               545        545      1,635      1,553
Furniture, fixtures and equipment                   265        291        850        761
Data processing                                     363        369      1,148      1,016
Taxes other than income taxes                       262        211        759        642
Federal deposit insurance                            54         63        162        147
Amortization of goodwill                            278        278        840        557
Amortization of other identified intangibles        167        234        607        717
Other                                             2,070      1,834      5,760      5,019
                                                -------    -------    -------    -------
          TOTAL                                 $ 8,568    $ 8,305    $25,354    $23,552
                                                =======    =======    =======    =======


Salary and employee benefits expense increased $84,000, or 1.9% and accounted for approximately 53.3% of total non-interest expense in the three months ended September 30, 2001 compared to 53.9% in the third quarter of 2000. The average full time equivalent staff was 407 in 2001 compared to 404 in 2000.

Net occupancy expense was $545,000 for both the third quarter of 2001 and 2000.

Furniture, fixtures and equipment expense decreased $26,000, or 8.9% in the third quarter of 2001. This decrease was attributed to lower depreciation costs.

Data processing expense decreased $6,000, or 1.6%, in the third quarter of 2001 to $363,000 from $369,000 for the third quarter of 2000.

Taxes other than income taxes increased $51,000, or 24.2%, in the third quarter of 2001 compared to the third quarter of 2000. This increase resulted primarily from higher equity levels at December 31, 2000 (on which the 2001 tax is based) compared to December 31, 1999 (on which the 2000 tax was based).

Federal deposit insurance expense decreased $9,000 to $54,000 in 2001 from $63,000 in the third quarter of 2000, reflecting lower deposit premium rates in 2001.

Amortization of goodwill and other identified intangible assets was $445,000 in the third quarter of 2001 compared to $512,000 for the third quarter of 2000. This decrease was primarily attributed to a recorded intangible for covenants not to compete becoming fully amortized at the end of August 2001. This intangible asset was being amortized at the rate of $50,000 per month.

Other non-interest expenses increased $236,000, or 12.9%, to $2.1 million for the third quarter of 2001, primarily reflecting higher levels of legal expense, professional fees and electronic banking expenses.

The efficiency ratio is one method used in the banking industry to assess profitability. It is defined as non-interest expense less amortization expense divided by the net revenue stream, which is the sum of net interest income on a tax-equivalent basis and non-interest income excluding net investment securities gains or losses. The Company's efficiency ratio was 53.3% for the third quarter of 2001, compared to 53.9% for the comparable period in 2000. Controlling costs and improving productivity, as measured by the efficiency ratio, is considered by management a primary factor in enhancing performance.

Provision for Income Taxes. The Company's provision for Federal income taxes was $2.0 million, or 32.7% of pretax income, for the three months ended September 30, 2001 compared to $1.9 million, or 32.9% of pretax income, for the three months ended September 30, 2000. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans, earnings on bank-owned life insurance, and the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

Net Income. Net income for the nine months ended September 30, 2001 increased 17.9% to $11.9 million, or $1.35 per basic share and $1.34 per diluted share, compared to net income of $10.1 million, or $1.22 per basic and diluted share, for the nine months ended September 30, 2000. Net interest income increased 13.8% to $34.2 million from $30.0 million and non-interest income increased 7.1% to $10.3 million from $9.6 million in the nine months ended September 30, 2001, as compared to the same period in 2000. Non-interest expense increased 7.7% to $25.4 million in the nine months ended September 30, 2001. The Company's net interest margin increased to 3.22% for the nine months ended September 30, 2001 compared to 3.13% for the same period in 2000. The Company's return on average assets and return on average equity were 1.03% and 14.19%, respectively, for the nine months ended September 30, 2001, compared to .95% and 15.59%, respectively, for the nine months ended September 30, 2000.

Interest Income. Total interest income increased 8.9% to $87.9 million for the nine months ended September 30, 2001, compared to $80.8 million for the comparable period in 2000. This increase resulted from higher levels of earning assets, offset by a 9 basis point decrease in the average yield on interest-earning assets. Average earning assets increased $131.6 million to $1.44 billion for the nine months ended September 30, 2001 from $1.31 billion in 2000. This increase was primarily attributed to assets added by the Milton acquisition which occurred in June 2000.

The weighted average yield on interest-earning assets decreased to 8.20% during the nine months ended September 30, 2001, compared to 8.29% during the same nine month period in 2000. The Company's yield on average loans increased from 8.55% during the nine months ended September 30, 2000 to 8.58% during the nine months ended September 30, 2001. The increase in yield has resulted partially from a change in the mix of the loan portfolio. For the nine months ended September 30, 2001, 59.0% of the loan portfolio consisted of higher yielding commercial and consumer loans as compared to 57.8% for the year ago period. Also, the yield during 2001 has benefited from the acceleration of the recognition of deferred and other fees that has resulted from increased prepayment activity. Yields on the investment portfolio decreased from 7.60% during 2000 to 7.24% during 2001, due primarily to decreases in market interest rates.

Interest Expense. Total interest expense increased 6.0% to $53.8 million for the nine months ended September 30, 2001, compared to $50.7 million for the nine months ended September 30, 2000. Interest expense increased due to a higher average balance of interest-bearing liabilities during the first nine months of 2001, as compared to the same period in 2000. The average balance of interest-bearing liabilities increased 8.1%, from $1.24 billion during the nine months ended September 30, 2000 to $1.35 billion during the nine months ended September 30, 2001. The increase in interest expense that resulted from higher balances of interest-bearing liabilities was offset in part by a decrease in the Company's cost of funds to 5.34% for the nine months ended September 30, 2001 from 5.45% for the same period of 2000 which resulted primarily from decreases in short term interest rates throughout 2001.

Provision for Possible Loan Losses. The provision for possible loan losses was $1.5 million for the nine months ended September 30, 2001, compared to $1.4 million for the nine months ended September 30, 2000 and was considered sufficient to maintain the Company's allowance for possible loan losses at an adequate level. The increased provision in 2001 resulted primarily from increases in loan levels, as well as a change in the mix of the loan portfolio.

Non-Interest Income. Total non-interest income increased 7.1% to $10.3 million for the nine months ended September 30, 2001, compared to $9.6 million for the nine months ended September 30, 2000.

Trust and custodian fees decreased 8.5% to $1.8 million for the nine months ended September 30, 2001 compared to $2.0 million for the year ago period while financial planning fees decreased $409,000 to $750,000 for the year to date 2001 period compared to $1.2 million in 2000. As noted previously, market conditions have adversely affected the level of new investment activity and the market value of assets under management.

Customer service fees increased $151,000, or 8.7%, for the nine months ended September 30, 2001 to $1.9 million. Milton contributed $156,000 to the 2001 results compared to $85,000 in 2000.

Gains on sales of loans increased from $1.9 million for the nine months ended September 30, 2000 to $2.5 million for the comparable period in 2001. In 2001, the Company sold $24.8 million of the guaranteed portion of its SBA and other government guaranteed loan originations in the secondary market compared to $21.7 million in 2000, realizing gains of $1.8 million in 2001 compared to gains of $1.5 million in 2000. In addition, the Company sold $35.7 million of residential real estate loans realizing gains of $621,000 in the first nine months of 2001 compared to $374,000 of gains on sales of loans totaling $13.7 million in 2000. Residential real estate loan sale volume in 2001 has benefited from the lower interest rate environment compared to 2000.

Other income increased $542,000 to $3.1 million for the first nine months of 2001 compared to $2.6 million for the year ago period primarily as a result of higher levels of loan servicing income attributed to higher serviced loan balances, earnings on bank-owned life insurance and electronic banking fees.

Non-Interest Expense. Total non-interest expense increased $1.8 million, or 7.7%, to $25.4 million for the nine months ended September 30, 2001, compared to $23.6 million for the nine months ended September 30, 2000. Excluding non-interest expense attributed to Milton, total non-interest expense increased $949,000, or 4.2%. For the nine months ended September 30, 2000, the Company's efficiency ratio was 53.4%, compared to 55.5% for the nine months ended September 30, 2000.

Salary and employee benefits expense increased $453,000, or 3.4% primarily due to employees added by Milton. Salaries and employee benefits accounted for approximately 53.6% of total non-interest expense for the nine months ended September 30, 2001 compared to 55.8% in 2000. The average full time equivalent staff was 405 in 2001 compared to 391 in 2000.

Net occupancy expense increased 5.3% to $1.6 million for the first nine months of 2001. Milton added $174,000 to the year to date 2001 results compared to $75,000 in 2000.

Furniture, fixtures and equipment expense increased $89,000, or 11.7%, primarily due to depreciation expense attributed to Milton's fixed assets.

Data processing expense increased $132,000, or 13.0%, for the nine months ended September 30, 2001. Higher costs in 2001 resulted primarily from higher depreciation and amortization of equipment and software enhancements due to technological advancements.

Taxes other than income taxes increased $117,000, or 18.2%, for the first nine months 2001 compared to the same period in 2000. This increase resulted primarily from higher equity levels, previously discussed.

Federal deposit insurance expense increased $15,000 to $162,000 in 2001 from $147,000 in 2000, reflecting higher levels of deposits throughout 2001.

Amortization of goodwill and other identified intangible assets in total increased $173,000 to $1.4 million during the first nine months of 2001 compared to $1.3 million in 2000. This increase was primarily due to amortization related to goodwill resulting from the Milton acquisition.

Other non-interest expenses increased $741,000, or 14.8%, for the nine months ended September 30, 2001 compared to the same period in 2000, reflecting higher costs associated with deposit and fee income generating initiatives, higher levels of legal expense associated with loan collection activities and the inclusion of Milton's results for nine months in 2001 compared to just over three months in 2000.

Provision for Income Taxes. The Company's provision for Federal income taxes was $5.8 million, or 32.8% of pretax income, for the nine months ended September 30, 2001 compared to $4.7 million, or 31.8% of pretax income, for the nine months ended September 30, 2000. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans, earnings on bank-owned life insurance, and the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense.

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

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as "other real estate owned" until such time as it is sold or otherwise disposed of. The Company owned $1.0 million of such property at September 30, 2001 and $349,000 at September 30, 2000. Other real estate owned at September 30, 2001 consisted of $529,000 of single-family residential property, $171,000 of commercial real estate and $329,000 of land.

Non-performing assets totaled $12.4 million, or .83% of total assets at September 30, 2001, compared to $8.4 million, or .53% of total assets at September 30, 2000. Non-performing loans totaled $10.4 million, or .97% of total loans, at September 30, 2001, compared to $8.0 million, or .75% of total loans, at September 30, 2000. Residential mortgage loans represented $5.8 million, or 55.5%, of total non-performing loans at September 30, 2001. The largest non-performing loan at September 30, 2001 had an outstanding principle balance of $768,000. The increase in non-performing loans from September 30, 2000 resulted primarily from increases in non-performing single-family residential mortgage loans. The following is an analysis of the composition of non-performing assets:

                                                                     SEPTEMBER 30,
                                                                  2001         2000
                                                                 -------     -------
                                                                (DOLLARS IN THOUSANDS)
Non-accrual loans                                                $ 6,384     $ 4,107
Accruing loans 90 days or more past due                            4,011       3,931
                                                                 -------     -------
Total non-performing loans                                        10,395       8,038
Other real estate owned and other non-performing assets            2,029         349
                                                                 -------     -------
Total non-performing assets                                      $12,424     $ 8,387
                                                                 =======     =======
Restructured loans                                               $ 2,843     $ 2,952
                                                                 =======     =======
Non-performing loans to total loans                                 0.97%       0.75%
Non-performing assets to total assets                               0.83%       0.53%
Non-performing loans plus restructured loans to total loans         1.23%       1.03%
Non-performing assets plus restructured loans to total assets       1.02%       0.72%


Restructured loans at September 30, 2001 includes one loan with an outstanding balance of $2.8 million that was restructured in May 1999 and has been performing in accordance with its restructured terms since such time.

The aggregate amounts of the Company's classified assets as of September 30, 2001 and 2000 were as follows:

                          SEPTEMBER 30,
                          2001        2000
                         -------    -------
                           (IN THOUSANDS)
          Substandard    $22,904    $15,192
          Doubtful            55        279
                         -------    -------
          Total          $22,959    $15,471
                         =======    =======


The increase in classified assets at September 30, 2001 compared to September 30, 2000 was attributed to a $724,000 increase in residential real estate mortgage loans past due greater than 90 days that are classified as substandard, a $3.9 million increase in commercial real estate loans and the classification of a $1.1 million corporate debt security and a $2.0 million bank-issued trust preferred security. The bank-issued trust preferred security, which has an estimated fair value of $1.0 million, was on non-accrual status at September 30, 2001. The largest classified asset at September 30, 2001 was the $2.8 million restructured loan, discussed previously.

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


                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                                 2001             2000             2001             2000
                                                              -----------      -----------      -----------      -----------
                                                                                     (IN THOUSANDS)
Balance at beginning of period                                $    10,263      $     9,908      $    10,150      $     7,431
Provision charged to expense                                          510              450            1,470            1,350
Loans charged-off                                                    (591)            (248)          (1,614)            (736)
Recoveries of loans previously charged off                             97               87              273              379
Acquired allowance for loan loss                                     --               --                               1,773
                                                              -----------      -----------      -----------      -----------
Balance at end of period                                      $    10,279      $    10,197      $    10,279      $    10,197
                                                              ===========      ===========      ===========      ===========

Loans outstanding at end of period                            $ 1,076,703      $ 1,067,971              N/A              N/A
Average loans outstanding                                     $ 1,074,788      $ 1,094,973      $ 1,085,038      $   960,527
Allowance as a percentage of loans outstanding                       0.95%            0.95%             N/A              N/A
Net charge-offs to average loans (annualized)                        0.18%            0.06%            0.17%            0.05%
Allowance for possible loan losses to non-performing loans           98.9%           126.9%             N/A              N/A


The allowance for possible loan losses totaled $10.3 million at September 30, 2001, representing .95% of total loans, compared to $10.2 million at September 30, 2000, or .95% of total loans. Charge-offs represent the amount of loans actually removed as earning assets from the balance sheet due to uncollectibility. Amounts recovered on previously charged-off assets are netted against charge-offs, resulting in net charge-offs for the period. Net loan charge-offs for the three months and nine months ended September 30, 2001 were $494,000 and $1.3 million, respectively, compared to net charge-offs of $161,000 and $357,000, respectively, for the same periods in 2000. The increase in net charge-offs in 2001 compared to 2000 is primarily attributed to the historically low levels of charge-offs in 2000 as well as to increases in delinquency trends in general. Charge-offs have been made in accordance with the Company's standard policy and have occurred primarily in the commercial and consumer loan portfolios.

The allowance for possible loan losses as a percentage of non-performing loans ("coverage ratio"), was 98.9% at September 30, 2001, compared to 126.9% at September 30, 2000. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the adequacy of the allowance by management, particularly given the extent to which the Company's non-performing loans consist of single-family residential mortgage loans.

COMPARISON OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000 FINANCIAL CONDITION

Total assets amounted to $1.50 billion at September 30, 2001, compared to $1.56 billion at December 31, 2000, a decrease of $62.8 million, or 4.0% from December 31, 2000. Total investment securities decreased by $16.2 million to $314.0 million, primarily as a result of sales of securities during the first nine months of 2001. The Company's general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its investment securities as available-for-sale. At September 30, 2001, 96.7% of the total investment portfolio was classified as available-for-sale, while those securities which the Company intends to hold to maturity represented the remaining 3.3%. This compares to 95.9% and 4.1% classified as available-for-sale and held to maturity, respectively, at December 31, 2000.

Total loans decreased $12.9 million to $1.08 billion at September 30, 2001. This decrease consists of a $69.7 million decrease in residential mortgage loans offset in part by a $7.9 million increase in consumer loans and a $48.9 million increase in commercial and commercial real estate loans. Management continues to emphasize increasing earning assets and improving earning asset yields by increasing and changing the mix of the loan portfolio. The decrease in residential loans has resulted primarily from the lower interest rate environment during the first nine months of 2001, which has led to increased refinancing and loan sale activity.

Other assets increased $2.3 million from $36.4 million at December 31, 2000 to $38.7 million at September 30, 2001 primarily as a result of increases in other real estate owned and prepaid expenses.

Total deposits decreased $14.9 million to $1.10 billion at September 30, 2001 from $1.11 billion at December 31, 2000. The Company continues to emphasize growth in its existing retail deposit base as a means for funding growth in the loan portfolio, provided that such incremental deposit growth is cost effective compared to alternative funding sources.

Total borrowings decreased $58.7 million to $266.7 million at September 30, 2001, compared to $325.4 million at December 31, 2000. This decrease resulted primarily from the use of federal funds sold and other liquidity generated by decreases in the loan and securities portfolios to reduce borrowings.


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

The Company's principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB as well as other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. The investment portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $303.6 million were classified as available-for-sale as of September 30, 2001, representing 96.7% of the total investment portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity.

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

The Company obtained a $15 million term loan with a financial institution in order to partially fund the 1996 acquisition of County Savings Bank. This loan, which was amended September 29, 2000, had an outstanding balance of $7.0 million at September 30, 2001. Under the terms of the loan agreement, the Company is required to make quarterly interest payments and annual principal payments of $1.0 million. The unpaid loan balance is due in full September 1, 2007. Also, the Company has pledged 67% of the stock of FNB as security for the loan. The loan agreement contains certain financial covenants which require that (i) the Company maintain a minimum ratio of total capital to risk-weighted assets of 10%; (ii) each of the Company's banking subsidiaries, which represent greater than 10% of the Company's consolidated capital, maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, Tier 1 capital to average assets of 5.0% and total capital to risk-weighted assets of 10.0%; (iii) the Company maintain, on a consolidated basis, a minimum annualized return on average assets of not less than 0.75%; and (iv) the Company maintain, on a consolidated basis, a ratio of non-performing loans to equity capital of less than 25.0% and a minimum ratio of allowance for possible loan losses to non-performing loans of 75.0%. At September 30, 2001, the Company was in compliance with each of these financial covenants. The loan agreement also restricts the Company's ability to sell assets, grant security interests in the stock of its banking subsidiaries, merge or consolidate, and engage in business activity unrelated to banking.

Shareholders' equity at September 30, 2001 was $115.4 million, compared to shareholders' equity at December 31, 2001 of $107.1 million, an increase of $8.2 million. This increase resulted primarily from the retention of earnings, net of dividends paid. The Company considers common share repurchases to be an effective capital management tool and continues to evaluate such repurchases on an ongoing basis. As of September 30, 2001, the Company's board of directors has authorized a 300,000 common share repurchase program, of which 3,000 shares have been repurchased.

Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio Tier 1 capital to total assets) of 3.0% must be maintained. At September 30, 2001, the Company had a total risk-based capital ratio of 11.61%, of which 10.66% consisted of Tier 1 capital. The leverage ratio for the Company at September 30, 2001, was 7.75%.

Cash dividends declared to shareholders of the Company totaled $3.8 million, or $0.44 per share, during the first nine months of 2001. This compares to dividends of $3.4 million, or $0.41 per share, for the same period in 2000. Cash dividends paid as a percentage of net income amounted to 32.2% and 33.9% for the nine months ended September 30, 2001 and 2000, respectively.

The Company's Board of Directors and management intend to seek continued controlled growth of the organization through selective acquisitions which fit the Company's strategic objectives of growth, diversification and market expansion and which provide the potential for enhanced shareholder value. At the present time, the Company does not have any understanding or agreements for any acquisition or combination, except for the merger with UNB, previously discussed.

Considering the Company's capital adequacy, profitability, available liquidity sources and funding sources, the Company's liquidity is considered by management to be adequate to meet current and projected needs.

                                     ITEM 3:

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



For a discussion of their Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Management's Discussion and Analysis - Interest Rate Risk Management" in the Company's Form 10-K for the year ended December 31, 2000. The following summarizes the Company's simulations of net interest income and net present value (NPV) as of June 30, 2001, the most recent period for which this information is available:


                                                               PROJECTED               CHANGE                % CHANGE
                 CHANGE IN INTEREST RATES                       AMOUNT                FROM BASE              FROM BASE
                 ------------------------                        ------                ---------             ---------
                                                                                    (In thousands)
                 Net Interest Income:
                   200 Basis point increase                      $46,355                   $441                 0.96%
                   Base scenario - no change                      45,894                    N/A                 N/A
                   200 Basis point decrease                       44,582                (1,312)               (2.86)%

                 Net Present Value (NPV):
                   200 Basis point increase                      104,537               (12,095)              (10.37)%
                   Base scenario - no change                     116,632                    N/A                N/A
                   200 Basis point decrease                      105,420               (11,212)               (9.61)%

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

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

        (b) Reports on Form 8-K

        Report on Form 8-K dated September 6, 2001 regarding the Company entering into an Agreement of Merger and Plan of Reorganization pursuant to which the Company will be merged with and into UNB Corp., an Ohio corporation, and Stock Option Agreements pursuant to which each of the Company and UNB Corp. granted the other the right, under certain circumstances, to purchase shares of common stock representing approximately 14.9% of the voting power of such party.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BancFirst Ohio Corp.
                                           (Registrant)

Date:    November 5, 2001         (Signed) /s/ GARY N. FIELDS
                                  --------------------------------------------
                                  Gary N. Fields
                                  President and
                                  Chief Executive Officer

Date:    November 5, 2001         (Signed) /s/ KIM M. TAYLOR
                                  --------------------------------------------
                                  Kim M. Taylor
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer)